Form 10-Q
period 2011-06-30
Lifeloc Technologies Inc
filed 2011-08-15
CIK 1493137

UNITED STATE
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number     000-54319

LIFELOC TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1053680
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12441 West 49th Ave., Unit 4
Wheat Ridge, Colorado  80033
(Address of principal executive offices)

(303) 431-9500
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☐     No     ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,422,416 Shares
(Class)	(outstanding at July 31, 2011)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months and Six Months Ended June 30, 2011

PART I      FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	June 30,
	2011	December 31,
CURRENT ASSETS:	(Unaudited)	2010
Cash	$1,735,365	$1,461,900
Accounts receivable, net	530,893	393,118
Note receivable	12,500	-
Inventories, net	941,432	936,463
Deferred taxes	73,655	48,400
Prepaid expenses and other	75,315	74,644
Total current assets	3,369,160	2,914,525

PROPERTY AND EQUIPMENT, at cost:
Production equipment	228,297	212,880
Office equipment	129,566	105,989
Sales and marketing equipment	132,880	118,400
Purchased software	48,679	36,336
Less accumulated depreciation	(311,574)	(268,933)
Total property and equipment, net	227,848	204,672

OTHER ASSETS:
Technology licenses, net	126,946	120,000
Patents, net	13,191	14,351
Deferred taxes, long term	4,218	6,130
Deposits	4,742	4,242
Total other assets	149,097	144,723

Total assets	$3,746,105	$3,263,920

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$275,221	$303,528
Customer deposits	-	126,503
Accrued expenses	301,018	263,667
Deferred income, current portion	68,520	83,339
Income taxes payable	129,258	-
Reserve for warranty expense	16,000	15,000
Total current liabilities	790,017	792,037

DEFERRED INCOME, net of current portion	11,101	16,132

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,422,416 shares outstanding	4,277,497	4,277,497
Accumulated (deficit)	(1,332,510)	(1,821,746)
Total stockholders' equity	2,944,987	2,455,751

Total liabilities and stockholders' equity	$3,746,105	$3,263,920

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended June 30,
	2011	2010
SALES	$2,436,360	$1,566,169

COST OF SALES	1,265,652	797,742

GROSS PROFIT	1,170,708	768,427

OPERATING EXPENSES:
Research and development	118,197	96,749
Sales and marketing	288,290	240,263
General and administrative	307,862	255,604
Total	714,349	592,616

OPERATING INCOME	456,359	175,811

OTHER INCOME (EXPENSE):
Loss on currency exchange	(42,340)	(30,832)
Interest income	3,660	2,154
Interest expense	-	(37)
Total	(38,680)	(28,715)

NET INCOME BEFORE PROVISION FOR TAXES	417,679	147,096

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(126,822)	(54,419)

NET INCOME	$290,857	$92,677

NET INCOME PER SHARE, BASIC	$0.12	$0.04

NET INCOME PER SHARE, DILUTED	$0.12	$0.04

WEIGHTED AVERAGE SHARES, BASIC	2,422,416	2,388,130

WEIGHTED AVERAGE SHARES, DILUTED	2,422,416	2,401,421

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Six Months Ended June 30,
	2011	2010
SALES	$4,216,670	$2,881,899

COST OF SALES	2,165,947	1,448,738

GROSS PROFIT	2,050,723	1,433,161

OPERATING EXPENSES:
Research and development	217,752	156,141
Sales and marketing	508,878	434,435
General and administrative	541,362	447,537
Total	1,267,992	1,038,113

OPERATING INCOME	782,731	395,048

OTHER INCOME (EXPENSE):
Loss on currency exchange	(69,405)	(44,970)
Interest income	5,521	4,142
Interest expense	-	(37)
Total	(63,884)	(40,865)

NET INCOME BEFORE PROVISION FOR TAXES	718,847	354,183

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(229,611)	(131,261)

NET INCOME	$489,236	$222,922

NET INCOME PER SHARE, BASIC	$0.20	$0.09

NET INCOME PER SHARE, DILUTED	$0.20	$0.09

WEIGHTED AVERAGE SHARES, BASIC	2,422,416	2,353,466

WEIGHTED AVERAGE SHARES, DILUTED	2,422,416	2,380,194

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010
Net income	$489,236	$222,922
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	61,855	28,421
Provision for bad debt	50,000	-
Changes in operating assets and liabilities-
Accounts receivable	(137,775)	(198,720)
Inventories	(4,969)	(127,019)
Deferred taxes	(23,343)	(3,328)
Prepaid expenses and other	(1,171)	(27,883)
Accounts payable	(28,307)	195,827
Notes payable	-	(8,000)
Customer deposits	(126,503)	3,263
Accrued expenses	37,351	74,725
Deferred income	(19,850)	(2,162)
Income taxes	129,258	-
Reserve for warranty expense	1,000	3,000
Net cash provided from (used in)
operating activities	426,782	161,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(65,817)	(31,528)
Purchase of technology license	(25,000)	-
Note receivable, funds advanced	(62,500)	-
Net cash (used in) investing activities	(153,317)	(31,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	-	41,600

NET INCREASE (DECREASE) IN CASH	273,465	171,118

CASH, BEGINNING OF PERIOD	1,461,900	1,021,135

CASH, END OF PERIOD	$1,735,365	$1,192,253

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  ORGANIZATION AND NATURE OF BUSINESS

Lifeloc Technologies, Inc. is a Colorado based developer, manufacturer and marketer of portable hand-held breathalyzers and related supplies and education.  We design, produce and sell fuel-cell based breath alcohol testing equipment.  We compete in all major segments of the portable breath alcohol testing instrument market, including law enforcement, workplace, corrections, original equipment manufacturing (“OEM”) and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers’ alcohol testing programs. We sell globally through distributors and sales agents, as well as directly to users.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by us, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter of 2011.  These financial statements do not include all disclosures associated with annual  financial statements and, accordingly, should be read in conjunction with footnotes contained in our financial statements for the year ended December 31, 2010 included in our Form 10 which became effective on May 31, 2011.  All shares and per share data reflect the 1-for-2 reverse stock split that became effective on May 3, 2010.

Use of Estimates in the Preparation of Financial Statements.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expense during the reporting period.  Actual results could differ from those estimates.

Note Receivable

We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company during the second quarter of 2011.  Although the loan was paid down by $10,000 in the third quarter of 2011, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan of $50,000, leaving a net amount of $12,500, which is included in our balance sheet at June 30, 2011.  Two of our directors also serve as directors of TPI.  This note has a provision entitling us to convert it into stock of Tipping Point, Inc.  If converted, we would become a 20% equity holder.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At June 30, 2011 and December 31, 2010, inventory consisted of the following:

	2011	2010
Raw materials & deposits	$301,839	$342,101
Work-in process	168,478	189,235
Finished goods	500,837	425,127
Total gross inventories	971,154	956,463
Less reserve for obsolescence	(29,722)	(20,000)
Total net inventories	$941,432	$936,463

Income Taxes.  We account for income taxes under the provisions of Accounting Standards Codification Topic 740, “Accounting for Income Taxes” (“ASC 740”). We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Fair Value of Financial Instruments.   Our financial instruments consist of cash and cash equivalents, short-term trade receivables, note receivable and payables.  The carrying values of cash and cash equivalents, short-term receivables and payables approximate their fair value due to their short term maturities.

Recent Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

3.  BASIC AND DILUTED INCOME PER COMMON SHARE

We report both basic and diluted net income (loss) per share.  Basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	June 30, 2011	June 30, 2010
Net income	$290,857	$92,677
Weighted-average shares — basic	2,422,416	2,388,130
Effect of dilutive potential common shares	—	13,291
Weighted-average shares — diluted	2,422,416	2,401,421
Net income per share — basic	$0.12	$0.04
Net income per share — diluted	$0.12	$0.04
Antidilutive employee stock options	0	0

	Six Months Ended
	June 30, 2011	June 30, 2010
Net income	$489,236	$222,922
Weighted-average shares — basic	2,422,416	2,353,466
Effect of dilutive potential common shares	—	26,728
Weighted-average shares — diluted	2,422,416	2,380,194
Net income per share — basic	$0.20	$0.09
Net income per share — diluted	$0.20	$0.09
Antidilutive employee stock options	0	0

4.  STOCKHOLDERS’ EQUITY

On May 1, 2010 all 104,000 outstanding stock options were exercised at their exercise price of $0.40 apiece, for total proceeds of $41,600.

At their annual meeting on May 3, 2010, our stockholders approved a reverse stock split of our no par value common stock.  Every two shares of common stock were combined into one share.  No fractional shares were issued as a result of the reverse stock split.  Instead, each resulting fractional share of common stock was rounded to the nearest whole share.  The reverse stock split reduced the number of shares of common stock outstanding from 4,844,832 to 2,422,416 (which gives effect to the options exercised on May 1, 2010 as described above).  The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share of $0.  All shares and per share data in the accompanying financial statements reflect the effects of the 1-for-2 reverse stock split that became effective on May 3, 2010.

5.  LINE OF CREDIT

In May, 2011, we extended our line of credit for $150,000 with Citywide Bank.  The credit facility will mature on May 11, 2012, and the interest rate is calculated at the prime rate plus 1%.  There was no balance due on the line of credit as of December 31, 2010 and June 30, 2011.

6.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this prospectus.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward looking statements and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. These statements include comments regarding:

•	reliance on customers who may not consistently purchase our products in the future;
•	reliance upon the talents of our Chief Executive Officer;
•	need to attract employees with the scientific and technical skills;
•	need to comply with a high degree of regulatory oversight;
•	susceptibility of our business in the domestic law enforcement area to changes in state policies and DUI laws;
•	reliance on state contracts, governed by state contracting policies;
•	reliance on our sales representative group for access to the channels of distribution;
•	risk that third parties may infringe on our patents or claim that we have infringed on their patents;
•	reliance on the availability of certain key supplies and services that are available from only a few sources;
•	risk that our customers may claim that the products we sold them were defective;
•	presence of a number of large, well-financed competitors who have research and marketing capabilities that are superior to ours;
•	reliance on technology that may become outdated or out of favor; and
•	other factors discussed under “Risk Factors” in our registration on Form 10, which became effective on May 31, 2011 (our “Form 10”).

All forward looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled “Risk Factors” in our registration statement on Form 10.

Overview

We have been a developer and manufacturer of advanced alcohol testing instruments since 1986.  We design and produce high-quality, precise and rapid recovery alcohol testing instruments for use in workplace, clinics, schools, law enforcement, corrections, and other applications.  We offer our customers accessories, service support, training and supplies.   Our internet websites are www.lifeloc.com and www.lifeguardbreathtester.com.  Information contained in our websites does not constitute part of this Form 10-Q unless expressly incorporated by reference.

The areas in which we do business are highly competitive and include both foreign and domestic competitors.  Our major competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours.

We believe that competition for sales of alcohol testing products is based on product performance, service, delivery and price.

We believe that our future success depends to a large degree on our ability to develop new alcohol testing products and services to enhance the performance characteristics and methods of manufacture of existing products.  Accordingly, we expect to continue to invest resources in research and development, to the extent funds are available.

Outlook

Installed Base of Breathalyzers.  We believe the installed base of our breathalyzers will increase as the inherent risks associated with drinking while driving, and of working in safety sensitive jobs, become more widely acknowledged and as our network of direct and independent sales representatives grows.  We believe that increased marketing efforts, the introduction of new products and the expansion of our network of sales representatives, may provide the basis for increased sales and continuing profitable operations.  However, these measures, or any others that we may adopt, may not result in either increased sales or continuing profitable operations.

Possibility of Operating Losses.  Over the past several years we have operated profitably; however, prior to that we incurred losses.  As of June 30, 2011, we have an accumulated deficit of $1,332,510.  There is no assurance that we will not incur losses in any given quarter or year in the future.

Sales Growth.  We expect to increase sales in the U.S. and worldwide as our network of direct and independent sales representatives grows, becomes more proficient and expands the number of new accounts.  We have recently begun to sell certain ignition interlock components and breath alcohol testing kiosks.  Orders for these products are on an intermittent purchase order basis and there is no assurance that they will continue at any given rate, or that orders will repeat.

Sales and Marketing Expenses.  We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to do so.  Sales and marketing expenses are expected to increase as we increase our direct sales representatives and marketing efforts.  We presently have approximately 80 active distributors and two internal business development managers.

Research and Development Expenses.  Research and development expenses are expected to increase to support refinements to our products, and the development of additional new products.

Results of Operations

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Net sales. Our sales for the quarter ended June 30, 2011 were $2,436,360, an increase of 56% from $1,566,169 for the quarter ended June 30, 2010. This increase is primarily attributable to a new order, that may not repeat in future periods, for $650,000, shipped to an international customer. In addition, the increase is attributable to the improving economic environment, as many customers were faced with constrained budgets in the same quarter a year ago. We also benefited from a high customer retention rate and a recurring sales stream from the purchases of supplies, training, and replacement instruments to existing accounts.

Gross profit.  Gross profit for the quarter ended June 30, 2011 of $1,170,708 represented an increase of 52% from gross profit of $768,427 for the quarter ended June 30, 2010.  Gross profit as a percentage of sales (gross margins) decreased from 49% to 48% as a result of a sales mix favoring slightly higher volume but lower gross margins in the quarter ended June 30, 2011.

Research and development expenses.  Research and development expenses were $118,197 for the quarter ended June 30, 2011, representing an increase of 22% over the $96,749 in the same quarter a year ago.  This increase resulted from compensation increases as well as utilization of outside services for software development.

Sales and marketing expenses.   Sales and marketing expenses of $288,290 for the quarter ended June 30, 2011 represented an increase of 20% from sales and marketing expenses of $240,263 for the quarter ended June 30, 2010.  This increase resulted from additional compensation as a result of sales volume increases.

General and administrative expenses.   General and administrative expenses were $307,862 for the quarter ended June 30, 2011, which represented an increase of 20% over the $255,604 spent in the same quarter a year earlier.  This increase results primarily from a $50,000 provision for bad debt.

Net income.   Net income was $290,857 for the quarter ended June 30, 2011 compared to net income of $92,677 for the quarter ended June 30, 2010.  This increase of 214% was the result of increased sales, offset in part by an increase in the loss on currency exchange which increased by $11,508 and offset by an increased provision for federal and state income taxes.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Net sales. Our sales for the six months ended June 30, 2011 were $4,216,670, an increase of 46% from $2,881,899 for the six months ended June 30, 2010.  This increase is attributable to the improving economic environment, as many customers were faced with constrained budgets in the same period a year ago.  In addition, a new order that may not repeat in future periods for $650,000, was shipped to an international customer.  We also benefited from a high customer retention rate and a recurring sales stream from the purchase of supplies, training and replacement instruments to existing accounts.  All increases were the result of unit volume increases as opposed to price increases.

Gross profit.  Gross profit for the six months ended June 30, 2011 of $2,050,723 represented an increase of 43% from gross profit of $1,433,161 for the six months ended June 30, 2010.  Gross profit as a percentage of sales (gross margins) decreased from 50% to 49% as a result of a sales mix favoring slightly lower gross margins in the six months ended June 30, 2011.

Research and development expenses.  Research and development expenses were $217,752 for the six months ended June 30, 2011, representing an increase of 39% over the $156,141 in the same six month period a year ago.  This increase resulted from compensation increases as well as utilization of outside services for software development.

Sales and marketing expenses.   Sales and marketing expenses of $508,878 for the six months ended June 30, 2011 represented an increase of 17% from sales and marketing expenses of $434,435 for the six months ended June 30, 2010.  This increase resulted from additional compensation as a result of additional sales volume increases.

General and administrative expenses.   General and administrative expenses were $541,362 for the six months ended June 30, 2011, which represented an increase of 21% over the $447,537 spent in the same six month period a year earlier.  This increase results from increased compensation resulting from the bonus plan contribution which is a function of increased income, as well as a $50,000 provision for bad debt.

Net income.   Net income was $489,236 for the six months ended June 30, 2011 compared to net income of $222,922 for the six months ended June 30, 2010.  This increase of 119% was the result of increased sales, offset in part by an increase in the loss on currency exchange which increased by $24,435 and offset by an increased provision for federal and state income taxes of $98,350.

Trends and Uncertainties That May Affect Future Results

Although revenues in 2011 are up compared to revenues in 2010, we received several orders from international customers that may not repeat in future periods.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

Our 2011 operating plan is focused on growing sales, increasing gross profits, increasing research and development costs as appropriate while increasing profits and positive cash flows.  We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for 2011.  However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

Liquidity and Capital Resources

We compete in a highly technical, very competitive and, in most cases, price driven alcohol testing marketplace, where products can take years to develop and introduce to distributors and end users.  Furthermore, manufacturing, marketing and distribution activities are regulated by the FDA, the DOT, and other regulatory bodies that, while intended to enhance the ultimate quality and functionality of products produced, can contribute to the cost and time needed to maintain existing products and develop and introduce new products.

We have traditionally funded working capital needs through product sales and close management of working capital components of our business.  Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes, although we have not engaged in any such capital-raising transactions in the past five years. In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies.  Although we have been profitable during the last several years, we expect that operating losses could well occur in the future.  Should that situation arise, we may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms or at all.

On May 11, 2004, we entered into a credit facility agreement with Citywide Bank, which was renewed for one year on May 11, 2011.  The terms of the credit facility include a line of credit for $150,000 for one year at an interest rate calculated at prime rate plus 1%.  Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing.  At June 30, 2011 and 2010, we had not borrowed any amounts from the credit facility.  The credit facility requires us to meet certain financial covenants. At June 30, 2011 and at June 30, 2010, we were in compliance with the financial covenants.

As of June 30, 2011, cash and cash equivalents were $1,735,365, trade accounts receivable were $530,893 and current liabilities were $790,017 resulting in a net liquid asset amount of $1,476,241.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we will be required to implement cost reduction measures, as necessary.

We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company, during Q2.  Although the loan was paid down by $10,000 in Q3, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan of $50,000, leaving a net amount of  $12,500, which is included in our balance sheet at June 30, 2011.  Two of our directors also serve as directors of TPI.  This note has a provision entitling us to convert it into stock of Tipping Point, Inc.  If converted, we would become a 20% equity holder.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the quarter ended June 30, 2011 and for the quarter ended June 30, 2010, warranty costs were not deemed significant.

Off-Balance Sheet Transactions

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, sales returns, warranty, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required, which would increase our expenses during the periods in which any such allowances were made. The amount recorded as a provision for bad debts in each period is based upon our assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations. To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination.

We provide for the estimated cost of product warranties at the time sales are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we have experienced some costs related to warranties. The warranty accrual is based on historical experience and is adjusted based on current experience. Should actual warranty experience differ from our estimates, revisions to the estimated warranty liability would be required.

We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Any write-downs of inventory would reduce our reported net income during the period in which such write-downs were applied. To the extent that our estimates prove to be too high, and we ultimately utilize or sell inventory previously determined to be impaired, we may record a reversal of the provision in the period of such determination.

We recognize deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. Should we maintain sufficient, sustained income in the future, we may conclude that all or some of the valuation allowance should be reversed.

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to five years. We use the double declining method of depreciation for property and equipment.   Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

We amortize our patent costs over their estimated useful lives, which is typically the remaining statutory life. From time to time, we may be required to adjust these useful lives of our patents based on advances in technology, competitor actions, and the like. We review the recorded amounts of patents at each period end to determine if their carrying amount is still recoverable based on our expectations regarding sales of related products. Such an assessment, in the future, may result in a conclusion that the assets are impaired, with a corresponding charge against earnings.

We recognize revenue from product when title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims.

ITEM 4   –   CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b)  During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)

3.11	Bylaws (1)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2010, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2010 (1)
10.6	Form of Standard Distribution Agreement (1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2010, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009 (2)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.

(2)	Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifeloc Technologies, Inc.

August 12, 2011	/s/ Kristie L. LaRose
Date	Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2010, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2010 (1)
10.6	Form of Standard Distribution Agreement (1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2010, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009 (2)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.

(2)	Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.