Form 10-Q/A
period 2011-06-30
Lifeloc Technologies Inc
filed 2011-08-24
CIK 1493137

UNITED STATE
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number     000-54319

LIFELOC TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1053680
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12441 West 49th Ave., Unit 4
Wheat Ridge, Colorado  80033
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

EXPLANATORY NOTE

Lifeloc Technologies, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 15, 2011, for the sole purpose of furnishing Amended XBRL Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

ITEM 6.   EXHIBITS

The following exhibits are filed with this report on Form 10-Q/A or are incorporated by reference:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2010, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2010 (1)
10.6	Form of Standard Distribution Agreement (1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2010, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009 (2)
31.1 *	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2 *	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 **	Amended Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.

(2)	Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.

* These exhibits were previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

**          Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifeloc Technologies, Inc.

August 24, 2011	/s/ Kristie L. LaRose
Date	Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2010, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2010 (1)
10.6	Form of Standard Distribution Agreement (1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2010, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009 (2)
31.1 *	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2 *	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 **	Amended Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.

(2)	Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.

* These exhibits were previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

**          Furnished herewith.