Form 10-Q
period 2011-09-30
Lifeloc Technologies Inc
filed 2011-11-03
CIK 1493137

UNITED STATE
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(303) 431-9500
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,422,416 Shares
(Class)	(outstanding at September 30, 2011)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months and Nine Months Ended September 30, 2011

PART I      FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS
LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	September 30,
	2011	December 31,
CURRENT ASSETS:	(Unaudited)	2010
Cash	$1,252,199	$1,461,900
Accounts receivable, net	941,136	393,118
Note receivable, net	2,500	-
Inventories, net	1,034,065	936,463
Deferred taxes	81,050	48,400
Prepaid expenses and other	93,188	74,644
Total current assets	3,404,138	2,914,525

PROPERTY AND EQUIPMENT, at cost:
Production equipment	240,388	212,880
Office equipment	145,225	105,989
Sales and marketing equipment	153,934	118,400
Purchased software	61,170	36,336
Less accumulated depreciation	(340,217)	(268,933)
Total property and equipment, net	260,500	204,672

OTHER ASSETS:
Technology licenses, net	112,780	120,000
Patents, net	12,891	14,351
Prepaid insurance, long term	7,331	-
Deferred taxes, long term	3,905	6,130
Deposits	4,742	4,242
Total other assets	141,649	144,723

Total assets	$3,806,287	$3,263,920

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$263,407	$303,528
Customer deposits	-	126,503
Accrued expenses	281,908	263,667
Deferred income, current portion	72,526	83,339
Income taxes payable	31,802	-
Reserve for warranty expense	18,000	15,000
Total current liabilities	667,643	792,037

DEFERRED INCOME, net of current portion	10,276	16,132

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,422,416 shares outstanding	4,277,497	4,277,497
Accumulated (deficit)	(1,149,129)	(1,821,746)
Total stockholders' equity	3,128,368	2,455,751

Total liabilities and stockholders' equity	$3,806,287	$3,263,920

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended September 30,
	2011	2010
SALES	$1,923,668	$1,834,903

COST OF SALES	966,565	949,019

GROSS PROFIT	957,103	885,884

OPERATING EXPENSES:
Research and development	125,763	120,969
Sales and marketing	263,875	255,169
General and administrative	241,283	238,751
Total	630,921	614,889

OPERATING INCOME	326,182	270,995

OTHER INCOME (EXPENSE):
Loss on currency exchange	(39,072)	(37,384)
Interest income	3,959	1,592
Interest expense	-	-
Total	(35,113)	(35,792)

NET INCOME BEFORE PROVISION FOR TAXES	291,069	235,203

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(107,688)	(90,500)

NET INCOME	$183,381	$144,703

NET INCOME PER SHARE, BASIC	$0.08	$0.06

NET INCOME PER SHARE, DILUTED	$0.08	$0.06

WEIGHTED AVERAGE SHARES, BASIC	2,422,416	2,422,416

WEIGHTED AVERAGE SHARES, DILUTED	2,422,416	2,422,416

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Nine Months Ended September 30,
	2011	2010
SALES	$6,140,338	$4,716,802

COST OF SALES	3,132,512	2,397,757

GROSS PROFIT	3,007,826	2,319,045

OPERATING EXPENSES:
Research and development	343,515	277,110
Sales and marketing	772,753	689,604
General and administrative	782,645	686,288
Total	1,898,913	1,653,002

OPERATING INCOME	1,108,913	666,043

OTHER INCOME (EXPENSE):
Loss on currency exchange	(108,477)	(82,354)
Interest income	9,480	5,734
Interest expense	-	(37)
Total	(98,997)	(76,657)

NET INCOME BEFORE PROVISION FOR TAXES	1,009,916	589,386

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(337,299)	(221,761)

NET INCOME	$672,617	$367,625

NET INCOME PER SHARE, BASIC	$0.28	$0.15

NET INCOME PER SHARE, DILUTED	$0.28	$0.15

WEIGHTED AVERAGE SHARES, BASIC	2,422,416	2,376,702

WEIGHTED AVERAGE SHARES, DILUTED	2,422,416	2,394,423

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010
Net income	$672,617	$367,625
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	104,964	43,246
Provision for bad debt	50,000	-
Changes in operating assets and liabilities-
Accounts receivable	(548,018)	(317,097)
Inventories	(97,602)	(214,071)
Deferred taxes	(30,425)	(2,231)
Prepaid expenses and other	(25,875)	(44,362)
Deposits	(500)	-
Accounts payable	(40,121)	212,921
Notes payable	-	(8,000)
Customer deposits	(126,503)	4,365
Accrued expenses	18,241	82,289
Deferred income	(16,669)	12,345
Income taxes payable	31,802	-
Reserve for warranty expense	3,000	3,000
Net cash provided from (used in)
operating activities	(5,089)	140,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(127,112)	(159,203)
Purchase of technology license	(25,000)	-
Note receivable, funds advanced	(52,500)	-
Net cash (used in) investing activities	(204,612)	(159,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	-	41,600

NET INCREASE (DECREASE) IN CASH	(209,701)	22,427

CASH, BEGINNING OF PERIOD	1,461,900	1,021,135

CASH, END OF PERIOD	$1,252,199	$1,043,562

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by us, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter of 2011.  These financial statements do not include all disclosures associated with annual  financial statements and, accordingly, should be read in conjunction with footnotes contained in our financial statements for the year ended December 31, 2010 included in our Form 10 which became effective on May 31, 2011.  All shares and per share data reflect the 1-for-2 reverse stock split that became effective on May 3, 2010.

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

Note Receivable

We made a loan of $62,500 to Tipping Point, Inc. (TPI), an early stage company during the second quarter of 2011.  Although the loan was paid down by $10,000 in the third quarter of 2011, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan of $50,000, leaving a net amount of $2,500, which is included in our balance sheet at September 30, 2011.  This note has a provision entitling us to convert it into stock of Tipping Point, Inc.  If converted, we would become a 20% equity holder.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At September 30, 2011 and December 31, 2010, inventory consisted of the following:

	2011	2010
Raw materials & deposits	$430,370	$342,101
Work-in process	164,172	189,235
Finished goods	482,064	425,127
Total gross inventories	1,076,606	956,463
Less reserve for obsolescence	(42,541)	(20,000)
Total net inventories	$1,034,065	$936,463

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	September 30, 2011	September 30, 2010
Net income	$183,381	$144,703
Weighted-average shares — basic	2,422,416	2,422,416
Effect of dilutive potential common shares	-	-
Weighted-average shares — diluted	2,422,416	2,422,416
Net income per share — basic	$0.08	$0.06
Net income per share — diluted	$0.08	$0.06
Antidilutive employee stock options	0	0

	Nine Months Ended
	September 30, 2011	September 30, 2010
Net income	$672,617	$367,625
Weighted-average shares — basic	2,422,416	2,376,702
Effect of dilutive potential common shares	-	17,721
Weighted-average shares — diluted	2,422,416	2,394,423
Net income per share — basic	$0.28	$0.15
Net income per share — diluted	$0.28	$0.15
Antidilutive employee stock options	0	0

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

5.  LINE OF CREDIT

In May, 2011, we extended our line of credit for $150,000 with Citywide Bank.  The credit facility will mature on May 11, 2012, and the interest rate is calculated at the prime rate plus 1%.  There was no balance due on the line of credit as of December 31, 2010 and September 30, 2011.

6.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward looking statements and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled “Risk Factors” in our Form 10 which became effective May 31, 2011.

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

Possibility of Operating Losses.  Over the past several years we have operated profitably; however, prior to that we incurred losses.  As of September 30, 2011, we have an accumulated deficit of $1,149,129.  There is no assurance that we will not incur losses in any given quarter or year in the future.

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

Results of Operations

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Net sales. Our sales for the quarter ended September 30, 2011 were $1,923,668, an increase of 5% from $1,834,903 for the quarter ended September 30, 2010.  This increase is attributable to the improving economic environment, as many customers were faced with constrained budgets in the same quarter a year ago.  We also benefited from a high customer retention rate and a recurring sales stream from the purchases of supplies, training, and replacement instruments to existing accounts.

Gross profit.  Gross profit for the quarter ended September 30, 2011 of $957,103 represented an increase of 8% from gross profit of $885,884 for the quarter ended September 30, 2010.  Gross profit as a percentage of sales (gross margins) increased from 48% to 50% as a result of a higher sales volume in the current quarter ended September 30, 2011.

Research and development expenses.  Research and development expenses were $125,763 for the quarter ended September 30, 2011, representing an increase of 4% over the $120,969 in the same quarter a year ago.  This increase resulted from compensation increases.

Sales and marketing expenses.   Sales and marketing expenses of $263,875 for the quarter ended September 30, 2011 represented an increase of 3% from sales and marketing expenses of $255,169 for the quarter ended September 30, 2010.  This increase resulted from additional compensation as a result of sales volume increases.

General and administrative expenses.   General and administrative expenses were $241,283 for the quarter ended September 30, 2011, which represented an increase of 1% over the $238,751 spent in the same quarter a year earlier.  This increase results from minor fluctuations in several normal recurring expenses.

Net income.   Net income was $183,381 for the quarter ended September 30, 2011 compared to net income of $144,703 for the quarter ended September 30, 2010.  This increase of 27% was the result of increased sales, offset in part by an increase in the loss on currency exchange which increased by $1,688 and offset by an increased provision for federal and state income taxes of $17,888.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Net sales. Our sales for the nine months ended September 30, 2011were $6,140,338, an increase of 30% from $4,716,802 for the nine months ended September 30, 2010.  This increase is attributable to the improving economic environment, as many customers were faced with constrained budgets in the same period a year ago.  In addition, a new order that may not repeat in future periods for $650,000, was shipped to an international customer.  We also benefited from a high customer retention rate and a recurring sales stream from the purchase of supplies, training and replacement instruments to existing accounts.

Gross profit.  Gross profit for the nine months ended September 30, 2011 of $3,007,826 represented an increase of 30% from gross profit of $2,319,045 for the nine months ended September 30, 2010.  Gross profit as a percentage of sales (gross margins) remained at 49%.

Research and development expenses.  Research and development expenses were $343,515 for the nine months ended September 30, 2011, representing an increase of 24% over the $277,110 in the same nine month period a year ago.  This increase resulted primarily from compensation and headcount increases.

Sales and marketing expenses.   Sales and marketing expenses of $772,753 for the nine months ended September 30, 2011 represented an increase of 12% from sales and marketing expenses of $689,604 for the nine months ended September 30, 2010.  This increase resulted from additional compensation as a result of additional sales volume increases.

General and administrative expenses.   General and administrative expenses were $782,645 for the nine months ended September 30, 2011, which represented an increase of 14% over the $686,288 spent in the same nine month period a year earlier.  This increase results from increased compensation resulting from the bonus plan contribution which is a function of increased income, as well as a $50,000 provision for bad debt.

Net income.   Net income was $672,617 for the nine months ended September 30, 2011 compared to net income of $367,625 for the nine months ended September 30, 2010.  This increase of 83% was the result of increased sales, offset in part by an increase in the loss on currency exchange which increased by $26,123 and offset by an increased provision for federal and state income taxes of $115,538.

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

On May 11, 2004, we entered into a credit facility agreement with Citywide Bank, which was renewed for one year on May 11, 2011.  The terms of the credit facility include a line of credit for $150,000 for one year at an interest rate calculated at prime rate plus 1%.  Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing.  At September 30, 2011 and 2010, we had not borrowed any amounts from the credit facility.  The credit facility requires us to meet certain financial covenants. At September 30, 2011 and at September 30, 2010, we were in compliance with the financial covenants.

As of September 30, 2011, cash and cash equivalents were $1,252,199, trade accounts receivable were $941,136 and current liabilities were $667,643 resulting in a net liquid asset amount of $1,525,692.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we will be required to implement cost reduction measures, as necessary.

We made a loan of $62,500 to Tipping Point, Inc. (TPI), an early stage company during Q2.  Although the loan was paid down by $10,000 in Q3, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan of $50,000, leaving a net amount of  $2,500, which is included in our balance sheet at September 30, 2011.  Two of our directors also serve as directors of TPI.  This note has a provision entitling us to convert it into stock of Tipping Point, Inc.  If converted, we would become a 20% equity holder.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the quarter ended September 30, 2011 and for the quarter ended September 30, 2010, warranty costs were not deemed significant.

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

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b)  During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lifeloc Technologies, Inc.

November 3, 2011	/s/ Kristie L. LaRose
Date	Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2010, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2010 (1)
10.6	Form of Standard Distribution Agreement (1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2010, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009 (2)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.

(2)	Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.