Form 10-K
period 2011-12-31
Lifeloc Technologies Inc
filed 2012-03-16
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________

Commission File No.:  000-54319

LIFELOC TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Colorado	84-1053680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12441 W 49th Ave., Wheat Ridge, Colorado	80033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 431-9500

Securities registered under Section 12(b) of the Act:   None

Securities registered under Section 12(g) of the Act:   Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐                                                                Accelerated filer  ☐                                Non-accelerated filer  ☐                                           Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of December 31, 2011, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was unknown, there have been no quotations.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	2,422,416
(Class)	(Outstanding at March 15, 2012)

Documents Incorporated by Reference: Portions of registrant’s Definitive Proxy Statement for the 2012 Annual Shareholders' Meeting, which is expected  to be filed with the Securities and Exchange Commission no later than 120 days after the end of registrant’s fiscal year ended December 31, 2011, are incorporated by reference as described in Part III.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K (“Form 10-K”) include forward looking statements and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this Annual Report on Form 10-K, including statements about our strategies, expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market size and growth, and return on investments in products and market, are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. In some cases, you can identify forward looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms or other comparable terminology. Readers of this Annual Report on Form 10-K are strongly encouraged to review the section entitled “Risk Factors”.

PART I

Item 1.  Business

Overview

Lifeloc Technologies, Inc. (“Lifeloc” or the “Company”) is a Wheat Ridge, Colorado based  developer, manufacturer and marketer of portable hand-held breathalyzers and related supplies and education.  We design, produce and sell fuel-cell based breath alcohol testing equipment.  We compete in all major segments of the portable breath alcohol testing instrument market, including law enforcement, workplace, corrections, original equipment manufacturing (“OEM”) and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers’ alcohol testing programs. We sell globally through distributors and sales agents, as well as directly to users.

In 2001, we completed and released for sale the FC Series, designed for the law enforcement and corrections markets.  The FC Series is approved by the U.S. Department of Transportation (“DOT”) as an evidential roadside breath tester, making it suitable for sale to state law enforcement agencies for preliminary roadside breath alcohol testing. The FC Series offers users a precision instrument which is easy to use, reliable and accurate. It is readily adaptable to the specific requirements and regulations of domestic and international markets. The FC Series is currently sold worldwide.

In 2005 and 2006, we introduced two new models for the workplace market: the EV30 and Phoenix 6.0. Like their predecessor, the Phoenix Classic, these instruments are also DOT approved. The DOT’s specifications support the DOT’s workplace alcohol testing programs, including those applicable to workplace alcohol testing for the federally regulated transportation industry.

We also sell breath alcohol equipment components that we manufacture for other original equipment manufacturers for inclusion as subassemblies or components in their breath alcohol testing devices.

In late 2009, Lifeloc released the LifeGuard Personal Breathalyzer,  a personal alcohol breath tester that incorporates the same fuel-cell technology used in our professional devices. LifeGuard is one of the first fuel-cell based personal breathalyzers available. Intended for the global consumer breathalyzer market, LifeGuard is sold direct to consumers in the U.S. and marketed through distributors worldwide.  Prior to sale in the U.S., all consumer breathalyzers, such as LifeGuard, are required by law to be tested and to receive 510(k) clearance from the Food and Drug Administration (“FDA”) as Class I medical devices, which means the device is substantially equivalent in performance and safety to other currently marketed consumer breathalyzers.  LifeGuard received this FDA clearance in 2009.

Lifeloc incorporated in Colorado in December 1983. We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com and www.lifeguardbreathtester.com. Information contained on our websites does not constitute part of this Form 10-K.

Principal Products and Services and Methods of Distribution

In 1989, we introduced our first breath alcohol tester, the PBA3000. Our Phoenix Classic was completed and released for sale in 1998, superseding the PBA3000. In turn, the Phoenix Classic has been superseded by our FC Series and Workplace Series of portable breath alcohol testers. Neither the PBA3000 nor the Phoenix Classic is actively sold today.

In 2001, we completed and released for sale an additional product line, our new FC Series, designed specifically for the law enforcement and corrections markets. The FC Series of portable breath alcohol testers are currently being sold worldwide, having contributed to our growth since their introduction. The FC Series is designed to meet the needs of domestic and international law enforcement for roadside drink/drive testing and post-arrest parolee testing.

In 2005 and 2006, we introduced two new models, the EV30 and Phoenix 6.0, which constitute our workplace series of testing devices.  We also sell supplies used in alcohol testing, such as mouthpieces used by our breathalyzers, as well as forms and labels used for record keeping, and calibration products for user re-calibration of our devices.  We offer optional service agreements on our equipment, re-calibration services, and spare parts, and we sell supporting instrument training and user certification training to our workplace customers.

In 2006, we commenced selling breath alcohol equipment components that we manufacture to other original equipment manufacturers (“OEMs”) for inclusion as subassemblies or components in their breath alcohol testing devices.

In 2009, we released for sale LifeGuard, a personal breath tester that incorporates the fuel-cell based technology employed in our FC series.  LifeGuard is sold direct to consumers in the U.S. via our web site (www.lifeguardbreathtester.com), and through distributors worldwide.

Competition and Markets

We sell our products in a highly competitive market and we compete for business with both foreign and domestic manufacturers.  Most of our current competitors are larger and have substantially greater resources than we do.  In addition, there is an ongoing risk that other domestic or foreign companies who do not currently service or manufacture products for our target markets may seek to produce products or services that compete directly with ours.

We believe that competition for sales of our alcohol monitoring products and services is based on product performance, product delivery, quality, service, training, price, device reliability, ease of use and speed.  We sell certain of our components to customers for incorporation into their own product lines and for resale under their own name.  We believe that, while our resources are more limited than those of our competitors, we will continue to compete successfully on the basis of product innovation, quality, reputation and continued customer service excellence.

Workplace testing represented approximately 38% and international represented approximately 46% of our equipment sales in 2011, with law enforcement, corrections, and OEM accounting for the remainder.  We expect international to be lower in 2012, as a large non-recurring order was shipped in 2011.  We are unable to estimate our market penetration as there is little market size information available.

Other technologies for the measurement of breath alcohol exist and are employed in other market and application segments where the technology may be more suitable or developed to the specific requirements. These include:

•
Infrared devices – use infrared light absorption to detect breath alcohol.  These devices generally lack portability, and are usually found in fixed locations, such as police stations, where subjects are brought for testing.  This technology has the advantage of being mandated by law in most states for evidential use in breath testing.

•
Semi-conductor breath testing technology – used primarily in consumer breathalyzers.  Its primary advantage is low cost, but the technology is not widely accepted by professional users as being as accurate as fuel cell technology.

•	Chemical tests – based on urine testing. This approach to alcohol testing is more intrusive, less convenient than breath testing, and requires subsequent analysis by trained technicians for results.

•
Blood alcohol tests – require blood samples.  These tests are widely believed to be the most accurate form of alcohol testing because they measure blood alcohol content directly from a sample of the subject’s blood.  However, the results are not instantaneous and the tests are more intrusive than breath alcohol testing.

Marketing

Marketing activities associated with our business include the communication of our value proposition through direct mail, direct and indirect sales channels, trade shows and an information-rich online presence.  We sell our products to the workplace and law enforcement markets primarily through distributors and sales agents, while we sell our corrections and consumer products directly to the end user and our OEM products directly to manufacturers. Leveraging our installed base is important, as is maintaining a well trained distributor network.  In 2009, we revised our workplace distributor program to place additional emphasis on volume incentives for growth in the form of a rebate program which is available to workplace distributors who sell a minimum of $30,000 in a calendar year. Under the program distributors receive a progressively greater percentage rebate based on the dollar sales they generate. We believe this program helped incentivize our distributors to achieve a higher level of sales than would otherwise be the case.

In April 2011 we loaned $62,500 to a recently formed company, Tipping Point, Inc. (“TPI”), for the purpose of implementing a mobile breath testing service.  Although the loan was paid down by $10,000 in the third quarter of 2011, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan of $52,500.

Domestic Distribution

We rely on one manufacturers’ representative agency, Crossco Manufacturers Representatives, Inc. (“Crossco”), for the majority of our sales to the law enforcement market in the western U.S., which covers Washington, Oregon, California, Nevada, Montana, Wyoming, Utah, Colorado, Arizona, New Mexico, Alaska, and Hawaii (the “Western Region”).  Pursuant to this agreement, Crossco has agreed, among other things, to professionally promote, market, and sell Lifeloc products to end-user law enforcement agencies, and to represent us at local and regional trade shows throughout the Western Region, affording our personnel the opportunity to work cooperatively at those shows on a case by case basis.  In exchange, we have agreed to pay Crossco 10% of the amount invoiced for all Lifeloc products sold to law enforcement agencies in the Western Region. The term of the agreement is one year, to be renewed annually by agreement of both parties, subsequent to an annual review. In addition, either party may terminate the agreement, with or without cause, upon thirty (30) days advance written notice. While our agreement with Crossco originally included Idaho in the territory covered by the agreement, we have since agreed with Crossco to remove Idaho from the covered territory.

In 2011, sales in the Western Region generated approximately 35% of our total law enforcement business.  In the rest of the U.S., we sell directly to law enforcement consumers, and in 2011, modest unit sales were made in nearly every state outside of the Western Region.

Our sales into the corrections market are most often made directly to customers.

The majority of our sales into the workplace market are made through distributors located in various areas in the U.S.  Sales are made by these distributors pursuant to agreements that renew automatically each year unless terminated by either party with advance notice, and such agreements typically grant protected lead generation areas.

International Distribution

Based on reports from our international distributors, we believe that many countries around the world are instituting tougher alcohol abuse prevention laws, strengthening the enforcement of current laws, or both. These laws set limits on the amount of alcohol an individual may have in the blood at specific times (e.g., while driving or during safety-sensitive work activities), or at any time for certain parolees and probationers.  Over 90% of our international sales for all product lines are made by local distributors, who are given territories pursuant to agreements that renew automatically each year unless terminated by either party with advance notice.  Lifeloc has sold instruments to customers in over 50 countries on six continents worldwide.

Research and Development

We believe that our future success depends to a large degree on our ability to conceive and develop new alcohol detection and measurement products and related services that (1) open new markets to Lifeloc, (2) enhance the performance of our current products and (3) lower our costs or otherwise improve our methods of manufacture. Accordingly, we expect to continue to invest in research and development.  We spent $440,579 and $375,683 during 2011 and 2010, respectively, on research and development. The amount spent in 2011 was higher than the amount spent in 2010 because we updated our core workplace and law enforcement product lines as well as customized certain of our devices to meet specific in-country language and procedural requirements.

Raw Materials and Principal Suppliers

A basic component of our instrument product line is the fuel cell, which we obtain from only a few suppliers.  We believe that our demand for this component is small relative to the total supply, and that the materials and services required for the production of our products are currently available in sufficient production quantities and will be available for the foreseeable future.  However, there are relatively few suppliers of the high-quality fuel cell which our breathalyzers require.  Any sudden disruption to the supply of our fuel cells would pose a significant risk to our business. New sources of fuel cells are uncertain at this time and changes to our fuel cells require approval by the DOT, which could have a material effect on our revenues in the law enforcement and workplace areas.  We purchase most of our fuel cells from Draeger; we have no master agreement with Draeger, and purchase fuel cells as needed pursuant to individual purchase orders.

To address this concern, on July 1, 2010 we entered into a technology transfer agreement with Fuel-Cell Sensors (“FCS”), an unrelated third-party manufacturer with an established reputation for manufacturing fuel cells.  Pursuant to the technology transfer agreement, we acquired a perpetual-term license to technology that will allow us to manufacture our own fuel cells.  We will pay a royalty to FCS based on the year in which the units are sold and the number sold.  The agreement terminates after three years from the effective date at which time we will be required to pay a termination fee.  In 2011 we began manufacturing fuel cells for our LifeGuard consumer breathalyzer and expect to produce our own fuel cells for our professional devices in 2012.

Patents and Trademarks

We rely, in part, upon patents, trade secrets and proprietary knowledge as well as personnel policies and employee confidentiality agreements concerning inventions and other creative efforts (collectively, “Lifeloc IP”) to develop and to maintain our competitive position. We do not believe that our business is dependent upon any patent, patent pending or license, although we believe that trade secrets and confidential know-how may be important to our commercial success.  No individuals, governmental entities or other companies share ownership or have any rights to any Lifeloc IP.

We plan to file for patents, copyrights and trademarks in the United States to protect our intellectual property rights to the extent practicable.  We hold the rights to several United States patents and have one patent application pending.  These patents have expiration dates ranging from June 2020 to March 2029.  We are not aware of any infringements of our patents.  We plan to protect our patents from infringement in each instance where we determine that doing so would be economical in light of the expense involved and the level and availability of our financial resources.   While we believe that our pending application relates to a patentable device or concept, the patent may not be issued.

Employees

As of December 31, 2012, we had 32 full-time employees and two part-time employees.  There were fourteen employees in manufacturing, five in engineering/research and development, nine in sales and marketing and six in finance and administration.  We are not a party to any collective bargaining agreements.  We believe our relations with our employees are good.

Customers

Revenues from our largest customers, as a percentage of total revenues, for 2011 and 2010 were as follows:

	2011	2010
Smart Start, Inc.	12%	16%
Imporvalia S.A.	11%	-
Customer A	6%	6%
Customer B	-	4%
All Others	71%	74%
	100%	100%

No other customer accounted for more than 6% of our revenues in 2011 and 2010.  At December 31, 2011, receivables included $109,980 (24%) from one customer, and no more than 9% from any other single customer.

Environmental Matters

Our operations are subject to a variety of federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relative to the protection of the environment.  Lifeloc provides cylinders of ethanol in nitrogen (UN1956, Class 2.2) for use in calibrating breath alcohol testers. The gas mixture is a hazardous material as defined by the DOT (see 49 CFR 172). We fully comply with the appropriate DOT regulations for the handling and shipment of dry gas containers, as well as all other state or local laws governing the transportation of hazardous materials. The DOT regulations include strict labeling and packaging requirements, as well as requirements pertaining to shipping papers and declaration forms that must be completed by the shipper.  In addition, we provide a Material Safety Data Sheet (“MSDS”) with every tank, and all employees involved in shipping hazardous materials are required to have appropriate certification.   Failure to comply with these regulations could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability, which could have a material impact on our business.

Government Regulation of the Business

All breath testers sold in the United States explicitly for personal use are regulated as Class I medical devices by the Food and Drug Administration (“FDA”). These devices require premarket clearance by the FDA under Section 510(k) of the Food, Drug and Cosmetic Act (21 U.S.C. § 301 et seq.) before a manufacturer can market them. Specifically, medical device manufacturers are required to submit a premarket notification if they intend to introduce a device into commercial distribution for the first time or reintroduce a device that will be significantly changed or modified to the extent that its safety or effectiveness could be affected. Such change or modification could relate to the design, material, chemical composition, energy source, manufacturing process, or intended use. Lifeloc currently sells one model for personal use, the LifeGuard, and we received FDA 510(k) clearance in 2009, prior to market introduction.  There have been no material changes or modifications in LifeGuard since its initial clearance. All of Lifeloc’s other products are designated for professional use and do not require FDA clearance.  The FDA provides regulations governing the manufacture and sale of our LifeGuard product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of December 31, 2011, we had not been inspected by the FDA; however, we believe we were in substantial compliance with the regulations described above.

International Regulations

Many countries into which our products are sold recognize the United States DOT Conforming Product list in their selection criteria or have no regulations applicable to the sale of our products.  In the case of sales into countries that do not recognize the United States DOT Conforming Product list in their selection criteria, our products conform to in-country developed specifications or are not subject to significant government regulation. Australia follows Australian Standard 3547-1997 – Breath Alcohol Testing Devices for Personal Use and Europe is in the process of adopting and revising British Standard EN 15964 Breath Alcohol Testing Devices Other Than Single Use, for use in the law enforcement context.  We are not presently certified to European standards for law-enforcement uses, but may decide at a future date to pursue such certification.

State and Local Regulations

Portable fuel-cell based technology has been used to support probable cause in the following jurisdictions, based on the individual device’s DOT approval:   Alaska, Arkansas, California, Colorado, Delaware, District of Columbia, Florida, Hawaii, Iowa, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Mexico, New York, North Carolina, North Dakota, Pennsylvania, Puerto Rico, Rhode Island, South Dakota, Vermont, Virginia, West Virginia, and Wisconsin.  Courts in Georgia, Maine and Wyoming have also accepted preliminary breath test results from fuel-cell based breathalyzers for probable cause purposes.

In California, Illinois and Idaho, results of portable fuel cell breath testers are admissible as evidence of intoxication in DUI prosecution. In other states, infra-red technology is considered the standard for evidence of intoxication, because of its ability to perform real-time analysis of the entire breath exhalation thereby giving it the ability to detect interference from mouth alcohol. In those states, portable fuel cell based breath testers are not admissible as evidence of intoxication, although they may still be used to establish probable cause.

Insurance

We are covered under comprehensive general liability insurance policies, which have per occurrence and aggregate limits of $1 million and $2 million, respectively, and a $2 million umbrella policy.  We maintain customary property and casualty, workers’ compensation, employer liability and other commercial insurance policies.

Available Information

We make available, free of charge through our website at www.lifeloc.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission ("SEC"). Information on our website is not incorporated into this annual report on Form 10-K and is not a part of this report.

Item 1A.  Risk Factors

You should carefully consider the risk factors described below. If any of the following risk factors actually occur, our business, prospects, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could fall, resulting in the loss of all or part of your investment. You should look at all these risk factors in total. Some risk factors may stand on their own. Some risk factors may affect (or be affected by) other risk factors. You should not assume we have identified these connections. You should not assume that we will always update these and future risk factors in a timely manner. We are not undertaking any obligation to update these risk factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

The current worldwide economic downturn could have a negative impact on our business, operating results and financial condition.

If the economic downturn continues, our customers may delay, reduce or cancel their purchases of our products, particularly if they or their customers have reduced capital budgets or have difficulty obtaining credit, and this would reduce our revenues.  The economic downturn could also increase competition, which could have the effect of forcing us to reduce our prices.  We could incur losses if a customer’s business fails and is unable to pay us, or pay us on a timely basis. Likewise, if our suppliers have difficulty in obtaining credit or in operating their businesses, they may not be able to provide us with the materials we use to manufacture our products.  These actions could result in reduced revenues and higher operating costs, and have an adverse effect on our results of operations and financial condition.

We rely on customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

Twelve percent of our total sales in 2011 were attributable to one customer, with whom we do not have a long-term contract.  If orders from that customer are not renewed, our revenues will be adversely affected.  Furthermore, at December 31, 2011, our accounts receivable balance included approximately 24% from one customer.

In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period.  A loss of any of these customers could adversely affect our revenues.

We rely heavily upon the talents of our Chief Executive Officer, the loss of whom could severely damage our business.

Our performance depends to a large extent on a small number of key managerial personnel. In particular, we believe our success is highly dependent upon the services and reputation of our Chief Executive Officer, Mr. Barry R. Knott.  Loss of Mr. Knott’s services could severely damage our business.

We must continue to be able to attract employees with the scientific and technical skills that our business requires, and if we are unable to attract and retain such individuals, our business could be severely damaged.

Our ability to attract employees with a high degree of scientific and technical talent is crucial to the success of our business. There is intense competition for the services of such persons, and we cannot guarantee that we will continue to be able to attract and retain individuals possessing the necessary qualifications.  If we cannot attract such individuals, we may not be able to keep our products current, bring new innovation to market or produce our products. As a result, our business could be damaged.

We are subject to a high degree of regulatory oversight and, if we do not continue to receive the necessary regulatory approvals, our revenues may decline.

The FDA and the DOT have cleared us to market the alcohol monitoring products we currently sell in the United States.  However, further FDA or DOT approval will be required before we can domestically market additional alcohol monitoring products that we may develop in the future.  We may also seek to sell current or future medical or drug-related products that require us to obtain FDA or DOT clearance to market such products.  We may also be required to obtain regulatory approvals or licenses from other federal, state or local agencies or comparable agencies in other countries.

We may not continue to receive FDA or DOT clearance to market our current products or we may not obtain the necessary regulatory clearance, approvals or licenses for the marketing of any of our future products.  Also, we cannot predict the impact on our business of FDA or DOT regulations or determinations arising from future legislation or administrative action.  If we lose FDA or DOT permission to market our current products or we do not obtain regulatory permission to market our future products, our revenues may decline and our business may be harmed.

In addition, the Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance (ODAPC) publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the Conforming Products List of Evidential Devices published periodically in the Federal Register.  Law enforcement applications also require that portable breath testing instruments be included on the DOT Conforming Products List.  Lifeloc’s FC10, FC20, EV30, Phoenix and Phoenix 6.0 are included on the conforming products list.  We believe that we were in substantial compliance with the regulations described above as of December 31, 2011 for our products sold into these markets and states.

Our business in the domestic law enforcement area is susceptible to changes in state policies and DUI laws.

Portable breath testers (“PBTs”) are not used to the same degree in each state. Usage is determined by a complex combination of individual state DUI laws, historical practice, and individual state directions for alcohol testing. Lifeloc cannot control the direction or timing of changes to individual state DUI laws, public and political sentiment toward the use of PBTs, or individual state preferences for a specific breath alcohol testing technology. These factors may threaten current state contracts and future state contracts and our revenues may decline, harming our business.

Our business relies on state contracts, governed by state contracting policies that are beyond our control.

Many state purchases of PBTs are governed by state contracts with competitive price bids, multiple year terms and without guarantees of purchases. Other states prefer to share PBT usage across several vendors, also without guarantees of volume. These state practices limit Lifeloc’s ability to retain current business, forecast volumes and win new business. Furthermore, a significant amount of our law enforcement business is concentrated in five states (California, Michigan, Idaho, Colorado, and Nevada). Loss of this business, or delays or cancellations in purchasing by these states, could seriously impact our law enforcement business.

We are reliant on our sales representative group for access to the channels of distribution.

Lifeloc uses sales representatives to market and sell to the law enforcement markets in an 11-state region, consisting of Washington, Oregon, California, Nevada, Wyoming, Utah, Colorado, Arizona, New Mexico, Alaska, and Hawaii. Our sales representatives also represent other companies’ law enforcement products. The cancellation of the agreement with our sales representative group, or shift in its focus to products made by companies other than Lifeloc, could negatively impact our current and future sales in these states. Currently, Lifeloc is not well known or well represented in other states outside of those in which we currently have state contracts or are represented by sales representatives. New business development in states where we have no significant installed base, sales representation or current business is uncertain.

Third parties may infringe on our patents, and as a result, we could incur significant expense in protecting our patents or not have sufficient resources to protect them.

We hold several patents that are important to our business. Although we are not currently aware of any past or present infringements of our patents, we plan to protect these patents from infringement and obtain additional patents whenever feasible. To this end, we have obtained confidentiality agreements from our employees and consultants and others who have access to the design of our products and other proprietary information.  Protecting and obtaining patents, however, is both time consuming and expensive. We therefore may not have the resources necessary to assert all potential patent infringement claims or pursue all patents that might be available to us.  If our competitors or other third parties infringe on our patents, our business may be harmed.

Third parties may claim that we have infringed on their patents and as a result, we could be prohibited from using all or part of any technology used in our products.

Should third parties claim a proprietary right to all or part of any technology that we use in our products, such a claim, regardless of its merit, could involve us in costly litigation.  If successful, such a claim could also result in us being unable to freely use the technology that was the subject of the claim, or sell products embodying such technology.  If we engage in litigation, our expenses may increase and our business may be harmed.  If we are prohibited from using a particular technology in our products, our revenues may decline and our business may be harmed.

We depend on the availability of certain key supplies and services that are available from only a few sources, and if we experience difficulty with a supplier, we may have difficulty finding alternative sources of supply.

We require certain key supplies for our products, particularly fuel cells, that are available from only a few sources.  Based upon our ordering experience to date, we believe the materials and services required for the production of our products are currently available in sufficient quantities. However, this does not mean that we will continue to have timely access to adequate supplies of essential materials and services in the future or that supplies of these materials and services will be available on satisfactory terms when the need arises. Our business could be severely damaged if we become unable to procure essential materials and services in adequate quantities and at acceptable prices.

From time to time, subcontractors may produce certain of our products for us, and our business is subject to the risk that these subcontractors fail to make timely delivery.  Our products and services are also from time to time used as components in the products of other manufacturers. We are therefore subject to the risk that manufacturers that integrate our products or services into their own products may change their source of supply to other vendors, may change their product designs in a way that eliminates our components, may choose to have their components manufactured by other means, and/or become unable to acquire essential supplies and services from third parties in a timely fashion.  If this occurs, we may not be able to deliver our products on a timely basis and our revenues may decline.

Our customers may claim that the products we sold them were defective, and if our insurance is not sufficient to cover a claim, we would be liable for the excess.

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products.  We maintain product liability insurance to cover us in the event of liability claims, and as of December 31, 2011, no such claims have been asserted or threatened against us.  However, our insurance may not be sufficient to cover all possible future product liabilities.

We could be liable if our business operations harmed the environment, and a failure to maintain compliance with environmental laws could severely damage our business.

Our operations are subject to a variety of federal, state and local laws and regulations relating to the protection of the environment.  From time to time, we use hazardous materials in our operations.  Although we believe that we are in material compliance with all applicable environmental laws and regulations, our business could be severely damaged by any failure to maintain such compliance.

Our quarterly financial results vary quarter to quarter, which may adversely affect our stock price. We cannot predict with any certainty our operating results in any particular fiscal quarter.

 Our quarterly operating results may vary significantly depending upon factors such as:

●	the timing of completion of significant orders;
●	the timing and amount of our research and development expenditures;
●	the costs of initial production in connection with new products;
●	the availability, quality and cost of key components that go into the assembly of our products;
●	the timing of new product introductions — both by us and by our competitors;
●	changes in the regulatory environment and regulations under which we operate;
●	the loss of a major customer;
●	the timing and level of market acceptance of new products or enhanced versions of our existing products;
●	our ability to retain existing employees, customers and our customers’ continued demand for our products and services;
●	our customers’ inventory levels, and levels of demand for our customers’ products and services; and
●	competitive pricing pressures.

 We may not be able to grow or sustain revenues or achieve or maintain profitability on a quarterly or annual basis, and levels of revenue and/or profitability may vary from one such period to another.

We have a number of large, well-financed competitors who have research and marketing capabilities that are superior to ours.

The industry in which we compete is highly competitive. Many of our existing and potential competitors have greater financial resources and manufacturing capabilities, more established and larger marketing and sales organizations and larger technical staffs than we have.  Other companies, some with greater experience in the alcohol monitoring industry, produce products and services that compete with our products and services. If any of our competitors are successful in developing products that are superior to our products, or competing products that sell for lower prices, this may cause a reduction in the demand for our products and a reduction in our revenue and our profits.

Our products rely on technology that may become outdated or out of favor.

All of Lifeloc’s products use fuel cell technology for the measurement of breath alcohol results. This technology has been developed and refined over many years by Lifeloc and our major competitors. While we expect it to remain as the dominant technology in breath testing devices, other technologies for the measurement of breath alcohol exist and are employed in other market and application segments where the technology is more suitable or developed to the specific requirements. It is possible that future development of these technologies could pose a risk to Lifeloc’s business. See “Item 1. Business – Competition and Markets” for more information about these other technologies.

Our principal stockholder has significant voting power and may take actions that may not be in the best interests of other stockholders.

Vern D. Kornelsen, Chairman of the Board of Directors, secretary, and Chief Financial Officer, beneficially owned approximately 78% of our outstanding common stock as of December 31, 2011.  Through this ownership, Mr. Kornelsen is able to control the composition of our board of directors and direct our management and policies. Accordingly, Mr. Kornelsen has the direct or indirect power to:

•	elect all of our directors and thereby control our policies and operations;
•	amend our bylaws and some provisions of our certificate of incorporation; and
•	prevent mergers, consolidations, sales of all or substantially all our assets or other extraordinary transactions.

Mr. Kornelsen's significant ownership interest could adversely affect investors' perceptions of our corporate governance. In addition, Mr. Kornelsen may have an interest in pursuing acquisitions, divestitures and other transactions that involve risks to us and you. For example, Mr. Kornelsen could cause us to make acquisitions that increase our indebtedness or to sell revenue generating assets. Mr. Kornelsen may from time to time acquire and hold interests in businesses that compete directly or indirectly with us.

“Penny stock” rules may make buying or selling our securities difficult, which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We currently lease our facilities in Wheat Ridge, Colorado under a lease agreement containing cancellation terms of 180 days written notice on or after April 15, 2015 and upon remittance of any unamortized tenant improvements made by the landlord in excess of $16,000.

Item 3.  Legal Proceedings

We may be involved from time to time in litigation, negotiation and settlement matters that may have a material effect on our operations or finances.  We are not aware of any pending or threatened litigation against us or our officers or directors in their capacity as such that could have a material impact on our operations or finances.

Item 4.  Mine Safety Disclosures

Not applicable.
PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is not currently an established public trading market for our securities, and we cannot predict what effect, if any, market sales of shares of our securities or the availability of our securities for sale will have on the market price of our securities prevailing from time to time. Nevertheless, sales of substantial amounts of our securities, including the warrants and/or shares issued upon the exercise of the warrants, in the public market, or the perception that such sales could occur, could materially and adversely affect the market price of our securities and could impair our future ability to raise capital through the sale of our equity or equity-related securities at a time and price that we deem appropriate.

As of March 15, 2012, we had 85 holders of record of our common stock of record based upon the stockholder list provided by our transfer agent.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-K are strongly encouraged to review the section titled “Risk Factors.”

Overview

Since 1986, Lifeloc has designed and produced high-quality, precise and rapid recovery alcohol testing instruments for use in the workplace, clinics, schools, law enforcement, corrections, and other applications.  We offer our customers accessories, service, support, training and supplies.  Our internet websites are www.lifeloc.com and www.lifeguardbreathtester.com.

The areas in which we do business are highly competitive and include both foreign and domestic competitors.  Our major competitors are larger and have substantially greater resources than we do.  Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours.

We believe that our future success depends to a large degree on our ability to develop new alcohol testing products and services to enhance the performance characteristics and methods of manufacture of existing products.  Accordingly, we expect to continue to invest in research and development, to the extent funds are available.

Results of Operations

Net sales. Our sales for the year ended December 31, 2011 (“FY 11”) were $8,048,952, an increase of 32% from $6,118,960 in the fiscal year ended December 31, 2010 (“FY 10”).  Our international business grew significantly due to our continuing sales and marketing efforts, as well as to increased alcohol testing requirements worldwide.   Domestically our workplace business saw rapid growth fueled by improvements in the economy.

Gross profit.   Gross profit for FY 11 of $3,761,500, represented an increase of 33% from gross profit of $2,826,695 for FY 10 as a result of increased sales volume.  Gross profit as a percentage of sales (gross margins) remained consistent at 46.7% in 2011 as compared with 46.2% in 2010.

Research and development expenses.  Research and development expenses were $440,579 in FY 11, an increase of $64,896 or 17% from $375,683 in FY 10.  The increase was primarily a result of increases in compensation, partially offset by a decrease in outsourced services, and was driven by customization of our devices to meet specific in-country language and procedural requirements, development of our fuel cell technology and by integration of our core product into a self service kiosk platform.

Sales and marketing expenses.  Sales and marketing expenses were $1,073,945 in FY 11, an increase of $138,990, or 15% from $934,955 in FY 10.  The increase resulted primarily from higher compensation due to increased sales volume.

General and administrative expenses.  General and administrative expenses were $1,038,153 in FY 11, an increase of $160,865, or 18%, from $877,288 in FY 10.  The increase consisted mostly of increased compensation, partially offset by lower public company expenses.

Net income.   Net income in FY 11 of $778,929 represented an increase of $372,135 compared to FY 10 net income of $406,794.  The increase of 92% is a result of an increase in sales, offset in part by a higher provision for federal and state income taxes.

Trends and Uncertainties That May Affect Future Results

Although revenues in 2011 are up compared to revenues in 2010, we received several orders in 2011 that may not repeat in future periods.  We expect our year-to-year and quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

Our 2012 operating plan is focused on growing sales, increasing gross profits, increasing research and development costs as appropriate while increasing profits and positive cash flows.  We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for 2012.  However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow neutral, additional capital may be required to maintain ongoing operations.

As a result of continuing growth and increased staffing needs, equipment expenditures during FY 11 were $135,074, compared to $154,791 for 2010.

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

On May 11, 2004, we entered into a credit facility agreement with Citywide Bank, which was renewed for one year on May 11, 2011.  The terms of the credit facility include a line of credit for $150,000 for one year at an interest rate calculated at prime rate plus 1%.  Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing.  At December 31, 2011 and 2010, we had not borrowed any amounts from the credit facility.  The credit facility requires us to meet certain financial covenants. At December 31, 2011 and at December 31, 2010, we were in compliance with the financial covenants.

During the year ended December 31, 2011, we generated cash from operating activities of $595,476, as compared to $673,956 generated for the year ended December 31, 2010. The most significant factor between the two years was the $116,794 of customer deposits received in 2010. We used cash for investing activities of $212,574 during 2011 as compared to $274,791 used during 2010. We generated $0 from financing activities during 2011, as compared to $41,600 generated during 2010 from the exercise of stock options.

As of December 31, 2011, cash and cash equivalents were $1,844,802, trade accounts receivable were $449,836 and current liabilities were $600,322, resulting in a net liquid asset amount of $1,694,316.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we will be required to implement cost reduction measures, as necessary.

We made a loan of $62,500 to Tipping Point, Inc. (TPI), an early stage company during Q2 of FY11.  Although the loan was paid down by $10,000 in Q3 of FY 11, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan of $52,500.  This note has a provision entitling us to convert it into stock of Tipping Point, Inc.  If converted, we would become a 20% equity holder.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the year ended December 31, 2011 and for the year ended December 31, 2010, warranty costs were not deemed significant.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements.  In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

We provide for the estimated cost of product warranties at the time sales are recognized.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we have experienced some costs related to warranty liability.  The warranty accrual is based upon historical experience and is adjusted based on current experience.  Should actual warranty experience differ from our estimates, revisions to the estimated warranty liability would be required.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years (three years for software and technology licenses).  We mostly use the double declining method of depreciation for property and equipment, and the straight line method for software and technology licenses.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

We amortize our patent costs over their estimated useful lives, which is typically the remaining statutory life.  From time to time, we may be required to adjust these lives based on advances in technology, competitor actions, and the like.  We review the recorded amounts of patents at each period end to determine if their carrying amount is still recoverable based on our expectations regarding sales of related products.  Such an assessment, in the future, may result in a conclusion that the assets are impaired, with a corresponding charge against earnings.

Stock-based compensation is presented in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation (“ASC 718”).  Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards made to employees and directors including employee stock options based on estimated fair values on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations.

Off-Balance Sheet Transactions

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Lifeloc Technologies, Inc.
Wheat Ridge, Colorado

We have audited the accompanying balance sheets of Lifeloc Technologies, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lifeloc Technologies, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/   Eide Bailly LLP

Greenwood Village, Colorado
March 12, 2012

LIFELOC TECHNOLOGIES, INC.
Balance Sheets
December 31, 2011 and 2010

ASSETS
CURRENT ASSETS:	2011	2010
Cash	$1,844,802	$1,461,900
Accounts receivable, net	449,836	393,118
Inventories, net	1,047,211	936,463
Deferred taxes	87,355	48,400
Prepaid expenses and other	51,270	74,644
Total current assets	3,480,474	2,914,525

PROPERTY AND EQUIPMENT, at cost:
Production equipment	207,642	212,880
Office equipment	107,982	105,989
Sales and marketing equipment	150,513	118,400
Purchased software	38,157	36,336
Less accumulated depreciation	(256,364)	(268,933)
Total property and equipment, net	247,930	204,672

OTHER ASSETS:
Technology licenses, net	103,472	120,000
Patents, net	13,152	14,351
Deferred taxes, long term	2,382	6,130
Deposits and other	26,061	4,242
Total other assets	145,067	144,723

Total assets	$3,873,471	$3,263,920

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,775	$303,528
Customer deposits	2,347	126,503
Accrued expenses	452,566	263,667
Deferred income, current portion	68,384	83,339
Reserve for warranty expense	19,250	15,000
Total current liabilities	600,322	792,037

DEFERRED INCOME, net of current portion	6,269	16,132

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,422,416 shares outstanding
in 2011 and 2010	4,309,697	4,277,497
Accumulated (deficit)	(1,042,817)	(1,821,746)
Total stockholders' equity	3,266,880	2,455,751

Total liabilities and stockholders' equity	$3,873,471	$3,263,920

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statements of Income
Years Ended December 31, 2011 and 2010

	2011	2010
SALES	$8,048,952	$6,118,960

COST OF SALES	4,287,452	3,292,265

GROSS PROFIT	3,761,500	2,826,695

OPERATING EXPENSES:
Research and development	440,579	375,683
Sales and marketing	1,073,945	934,955
General and administrative	1,038,153	877,288
Total	2,552,677	2,187,926

OPERATING INCOME	1,208,823	638,769

OTHER INCOME (EXPENSE):
Loss on currency exchange	(6,196)	(28,070)
Interest income	12,907	7,528
Interest expense	-	(37)
Total	6,711	(20,579)

NET INCOME BEFORE PROVISION FOR TAXES	1,215,534	618,190

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(436,605)	(211,396)

NET INCOME	$778,929	$406,794

NET INCOME PER SHARE, BASIC	$0.32	$0.17

NET INCOME PER SHARE, DILUTED	$0.32	$0.17

WEIGHTED AVERAGE SHARES, BASIC	2,422,416	2,360,186

WEIGHTED AVERAGE SHARES, DILUTED	2,423,613	2,360,186

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statement of Stockholders' Equity
Years Ended December 31, 2011 and 2010

	Common Stock		Accumulated
	Shares	Amount	(Deficit)	Total
BALANCES, DECEMBER 31, 2009	2,318,416	$4,215,664	$(2,228,540)	$1,987,124

Contribution of stockholder note and accrued interest	-	20,233	-	20,233
Exercise of stock options	104,000	41,600	-	41,600
Net income	-	-	406,794	406,794

BALANCES, DECEMBER 31, 2010	2,422,416	4,277,497	(1,821,746)	2,455,751

Net income	-	-	778,929	778,929
Compensation expense related to stock options	-	32,200	-	32,200

BALANCES, DECEMBER 31, 2011	2,422,416	4,309,697	(1,042,817)	3,266,880

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statements of Cash Flows
Years Ended December 31, 2011 and 2010

CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010
Net income	$778,929	$406,794
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	134,543	66,638
Provision for bad debt	52,500	-
Share-based compensation	32,200	-
Changes in operating assets and liabilities-
Accounts receivable	(56,718)	(63,417)
Inventories	(110,748)	(169,415)
Deferred taxes	(35,207)	539
Prepaid expenses and other	1,555	(53,391)
Accounts payable	(245,753)	246,103
Notes payable	-	(8,000)
Customer deposits	(124,156)	116,794
Accrued expenses	188,899	122,684
Reserve for warranty expense	4,250	3,000
Deferred income	(24,818)	5,627
Net cash provided from operating activities	595,476	673,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(135,074)	(154,791)
Purchase of technology license	(25,000)	(120,000)
Note receivable - related party	(62,500)	-
Collections on note receivable - related party	10,000	-
Net cash (used in) investing activities	(212,574)	(274,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	-	41,600
Net cash from financing activities	-	41,600

NET INCREASE IN CASH	382,902	440,765

CASH, BEGINNING OF PERIOD	1,461,900	1,021,135

CASH, END OF PERIOD	$1,844,802	$1,461,900

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$-	$37

Cash paid for income tax	$471,812	$210,857

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2011 and 2010

1.   ORGANIZATION AND NATURE OF BUSINESS

Lifeloc Technologies, Inc. (the "Company" or “Lifeloc”) was incorporated in Colorado in December 1983 and has, since 1986, developed, manufactured and sold proprietary, fuel-cell based, breath alcohol testing equipment.  In 2001, we completed and released for sale an additional product line, the FC Series, also approved by NHSTA and designed specifically for the law enforcement and corrections markets.  They are currently being sold worldwide and have contributed to our steady growth since their introduction.  In 2005 and 2006, we introduced two new models, the EV30 and Phoenix 6.0.  These two devices are also approved by the U.S. Department of Transportation as an evidential breath tester for use in regulated transportation industries. These two new models form a family of evidential workplace devices.  In addition, we sell a comprehensive line of supplies, accessories, services, and training to support customers' alcohol testing programs.  In 2006, Lifeloc also commenced the selective marketing of its proprietary designs and componentry on an OEM basis.  In 2009 we released LifeGuard, a personal breath tester that incorporates the fuel-cell based technology employed in the FC series.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents.   For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2011 and 2010.

Fair Value of Financial Instruments.   Our financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, and notes payable.  The carrying values of cash and cash equivalents, short-term receivables and payables, and notes payable approximate their fair value due to their short term maturities.

Concentration of Credit Risk.   Financial instruments with significant credit risk include cash and accounts receivable.

The amount of cash on deposit with two financial institutions exceeded the $250,000 federally insured limit at December 31, 2011 by $994,380.  However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with three financial institutions in the form of demand deposits.

We made a loan of $62,500 to Tipping Point, Inc. (TPI), an early stage company during the second quarter of 2011.  Although the loan was paid down by $10,000 in the third quarter of 2011, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan of $52,500, leaving a net amount of $0, which is not included in our balance sheet at December 31, 2011.  This note has a provision entitling us to convert it into stock of Tipping Point, Inc.  See Note 4 for further details.

Accounts receivable are typically unsecured and are derived from transactions with and from entities primarily located in the United States, as we require pre-payment or letters of credit for international orders.  Accordingly, we may be exposed to credit risks generally associated with the alcohol monitoring industry.  Our credit policy calls for payment in accordance with prevailing industry standards, generally 30 days.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended December 31	2011	2010
Balance, beginning of year	$5,900	$4,100
Provision for estimated losses	11,735	7,236
Write-off of uncollectible accounts	(7,635)	(5,436)
Balance, end of year	$10,000	$5,900

The net accounts receivable balance at December 31, 2011 of $449,836 included an account from one customer of $109,980 (24%), and no more than 9% from any one other customer. The net accounts receivable balance at December 31, 2010 of $393,118 included an account from one customer of $106,958 (27%).

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At December 31, 2011 and 2010, inventory consisted of the following:

	2011	2010
Raw materials & deposits	$329,649	$342,101
Work-in process	191,079	189,235
Finished goods	576,483	425,127
Total gross inventories	1,097,211	956,463
Less reserve for obsolescence	(50,000)	(20,000)
Total net inventories	$1,047,211	$936,463

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended December 31	2011	2010
Balance, beginning of year	$20,000	$20,298
Provision for estimated obsolescence	90,085	40,672
Write-off of obsolete inventory	(60,085)	(40,970)
Balance, end of year	$50,000	$20,000

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years. We utilize the double-declining method of depreciation for property and equipment due to the expected usage of the property and equipment over time. This method is expected to continue throughout the life of the equipment.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended December 31, 2011 and 2010 was $91,816 and $63,574 respectively.

Long-Lived Assets.   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.  No impairments were recorded for the years ended December 31, 2011 and 2010.

Technology Licenses.  In 2010 we entered into a technology license agreement with an unrelated third-party manufacturer, pursuant to which we acquired a perpetual-term license to technology that will allow us to manufacture our own fuel cells.  We have made three equal lump-sum payments, based on achievement of milestones related to our establishment of successful production facilities.  The total, $120,000, is being amortized over three years commencing in 2011, using the straight line method, with amortization expense of $36,667 for the year 2011.  We are required to make varying royalty payments based on the year in which the units are sold and the number sold.  The agreement will be terminated after 3 years for a payment by us of an amount equal to 3 times the preceding year’s royalties. No accrual has been made as the potential liability cannot reasonably be determined at this time. In 2011 we acquired a software license relating to Kiosk software technology for $25,000, which is being amortized over 3 years commencing in 2011, using the straight line method, with amortization expense of $4,861 for the year 2011.  Subject to the payment of royalties and the achievement of milestones, the agreement covers a period of 3 ½ years.

Patents.   The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years in the United States, except design patents which are 14 years).  Amortization expense for the years ended December 31, 2011 and 2010 was $1,199 and $3,064 respectively.  Capitalized costs are expensed if patents are not granted.  We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.  A summary of our patents at December 31, 2011 and 2010 is as follows:

	2011	2010
Patents issued	$22,775	$22,775
Patent applications (pending)	-	-
Accumulated amortization	(9,623)	(8,424)
Total net patents	$13,152	$14,351

Accrued Expenses.  We have accrued various expenses in our December 31 balance sheets, as follows:

	2011	2010
Compensation	$235,491	$158,353
Federal and state income taxes	121,280	-
Rebates	72,645	67,627
401(k) plan	-	21,158
Property and other taxes	14,829	12,399
Lease normalization	8,321	4,130
Total accrued expenses	$452,566	$263,667

Product Warranty Reserve.  We provide for the estimated cost of product warranties at the time sales are recognized.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is based upon historical experience and will be affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from our estimates, revisions to the estimated warranty liability would be required.  A summary of the activity in our product warranty reserve is as follows:

Years Ended December 31	2011	2010
Balance, beginning of year	$15,000	$12,000
Provision for estimated warranty claims	22,246	17,090
Claims made	(17,996)	(14,090)
Balance, end of year	$19,250	$15,000

Income Taxes.  We account for income taxes under the provisions of Accounting Standards Codification Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards.  Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized.

We adopted the provisions of ASC 740-10 (previously Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2008.  The implementation of this standard had no impact on our financial statements.  As of both the date of adoption, and as of December 31, 2011 and 2010, the unrecognized tax benefit accrual was zero.

Revenue Recognition.   Revenue from product sales is recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable.  The prices at which we sell our products are fixed and determinable at the time we accept a customer's order, and revenue is recognized at the time the order is shipped.

Service and extended warranty contracts are booked as sales over their life on a straight-line basis. Supplies are recognized as sales when they are shipped.  Training revenues are recognized at the time the training occurs.  On occasion we arrange for customer financing and leasing through unrelated third parties.  We recognize as revenue a fee from this arrangement at the time of the transaction.  Occasionally, we rent used breathalyzers to customers, and in those cases, we recognize the revenues as they are collected.

Our shipping policy is FOB shipping point.  We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty.

Deferred Revenue.  Deferred revenues only arise from service contracts and from extended warranty contracts.  Those revenues are recognized on a straight-line basis over the life of the contract, which generally are written for one year.  However, there are occasions when they are written for two years.  In those cases, the revenues from that portion of the contract that extend beyond one year are shown in our balance sheet as long term.

Distributor Agreements.  The material provisions of our standard distribution agreement are as follows: The distributor agrees to represent Lifeloc to the exclusion of directly competitive products unless Lifeloc has been notified and expressly agreed to such representation of competitive products. To effect this representation, the distributor agrees to (i) use its best efforts to professionally promote, market, and sell all Lifeloc’s evidential models; (ii) maintain mutually acceptable sales volume reasonably representative of market potential; (iii) qualify for and act as a trainer or instructor for Lifeloc products; (iv) consult with Lifeloc for technical and marketing information as necessary; (v) participate in an annual distributor training and certification renewal meeting and otherwise stay informed of Lifeloc’s products, policies, and applicable alcohol testing regulations and practices; (vi) purchase and maintain current demonstration units for sales and training purposes, which shall consist of one of each model for each sales or training individual on staff; (vii) to the maximum extent possible, ensure end-users are registered for warranty on all Portable Breath Testers sold; (viii) actively pursue all equipment and training leads that Lifeloc provides, and work actively and cooperatively with Lifeloc to close sales and conduct training regardless of whether the sale is initiated or consummated by the distributor or Lifeloc; (ix) take responsibility for conducting in-person equipment demonstration and on-site training within its designated service area; and (x) at all times maintain the confidentiality of the company’s proprietary information and integrity of its trademarks and abide by specific quality and use guidelines for trademarks.  Lifeloc agrees to (i) support the sales efforts of the distributor by providing timely shipments, technical advice, training, and communications regarding pricing, product, sales programs, and deliveries; (ii) maintain an active training and certification program designed by Lifeloc for its products; (iii) make available information and materials Lifeloc deems useful for the promotion of its products; (iv) provide warranty and service support for equipment sold; (v) provide timely advance notice of any price increase or product line changes; and (vi) maintain an active lead generation program.  The term of the standard distribution agreement is generally one year, but can be terminated by either party with selected or without cause, upon thirty days’ written notice.

Rebates.  Our rebate program is available to North American Workplace Distributors in good standing who are responsible for sales equaling at least $30,000 in one calendar year.  Distributors who meet the required sales threshold automatically earn a rebate, paid in January of the following year, equal to between 1 and 10 percent of that distributor’s total sales of the Company’s products.  We accrue for these rebates monthly, and they are shown in the Company’s balance sheets as accrued expenses.

Rent Expense.  We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”).  In addition, our building lease agreement provides for scheduled rent increases during the lease term.  We include any rent escalations in its determination of straight-line rent expense.

Research and Development Expenses.  We expense research and development costs for products and processes as incurred.

Stock-Based Compensation.  Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of income.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying statement of income.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of income for fiscal year 2011 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2011, based on the grant date fair value. Compensation expense for all share-based payments is recognized using the straight-line, single-option method. As share-based compensation expense recognized in the accompanying statement of income for fiscal 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We used the Black-Scholes option-pricing model (“Black-Scholes model”) to determine fair value. Our determination of fair value of share-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions ring a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards. Since there is not yet any publicly quoted market value of our common stock, we used composite data from a peer entity to determine volatility.

Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer / willing seller market transaction.

Stock-based compensation expense recognized under ASC 718 during 2011 was $32,200 and none in 2010.

Reclassification

Certain fiscal year ended December 31, 2010 items have been reclassified to conform to the fiscal year ended December 31, 2011 presentation.  Such reclassifications had no effect on net income.

Segment Reporting.   We have concluded that we have one operating segment, which includes both domestic and international sales.

Basic and Diluted Income and Loss per Common Share.  Net income or loss per share is calculated in accordance with ASC Topic 260, Earnings Per Share.  Under the provisions of ASC Topic 260, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.

The following table presents the calculation of basic and diluted net income per share:

Years Ended December 31	2011	2010
Net income	$778,929	$406,794
Weighted average shares – basic	2,422,416	2,360,186
Effect of dilutive potential common shares	1,197	--
Weighted average shares – diluted	2,423,613	2,360,186
Net income per share – basic	$0.32	$0.17
Net income per share – diluted	$0.32	$0.17

Recently Issued or Adopted Accounting Pronouncements.  In September 2009, the Emerging Issues Task Force, or EITF, issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables.  The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined.  The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model.  The guidance supersedes the prior multiple element revenue arrangement accounting rules.  The new guidance was adopted prospectively by us beginning January 1, 2011.  Adoption has not had a material effect on our financial statements.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”, or ASU 2010-06.  ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances, and settlements on a gross versus a net basis in the Level 3 activity roll forward.  In addition, ASU 2010-06 also clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities.  ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which were effective for interim and annual periods beginning after December 15, 2010.  The new guidance was adopted prospectively by us beginning January 1, 2011.  Adoption has not has a material effect on our financial statements.

3.  STOCKHOLDERS’ EQUITY

Stock Option Plan.   We adopted our 2002 Stock Option Plan (the “Plan,” as summarized below) to promote our and our stockholders’ interests by helping us to attract, retain and motivate our key employees and associates. Under the terms of the Plan, the Board of Directors may grant either “nonqualified” or “incentive” stock options, as defined by the Internal Revenue Code and related regulations. The purchase price of the shares subject to a stock option will be the fair market value of our common stock on the date the stock option is granted.  Generally, vesting of stock options occurs immediately at the time of the grant of such option and all stock options must be exercised within five years from the date granted. The number of common shares reserved for issuance under the Plan is 375,000 shares of common stock, subject to adjustment for dividend, stock split or other relevant changes in our capitalization.  The Plan expired March 4, 2012.

The value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of expected employee exercise behavior and the use of a number of assumptions.  Assumptions used in valuing the 2011 stock options included expected volatility of 40%, risk-free interest rate of 2.0%, an expected term of 5 years and an expected dividend rate of 0%.

Of the 23,000 options exercisable as of December 31, 2011, all are incentive stock options. As of December 31, 2011, options for 21,000 shares of our common stock remain available for grant under the Plan.

A summary of our stock option activity and related information for each of the fiscal years ended December 31, 2011 and 2010 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT DECEMBER 31, 2009	104,000	$0.40
Granted	-	-
Exercised	(104,000)	$0.40
Forfeited/expired	-	-
BALANCE AT DECEMBER 31, 2010	-	-
Granted	23,000	$3.69
Exercised	-	-
Forfeited/expired	-	-
BALANCE AT DECEMBER 31, 2011	23,000	$3.69

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2011:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$3.69	23,000	5	$3.69	23,000	$3.69

Reverse Stock Split. At their annual meeting on May 3, 2010, our stockholders approved a reverse stock split of our no par value common stock.  Every two shares of common stock were combined into one share.  No fractional shares were issued as a result of the reverse stock split.  Instead, each resulting fractional share of common stock was rounded to the nearest whole share.  The reverse stock split reduced the number of shares of common stock outstanding from 4,636,832 to 2,318,416 (which does not give effect to the options exercised on May 1, 2010 as described above).  The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share of $0.  All shares and per share data in the accompanying financial statements reflect the effects of the 1-for-2 reverse stock split that became effective on May 3, 2010.

Warrant distribution. The stockholders also approved a warrant distribution consisting of 1 warrant for each then outstanding share of common stock, or a total of 2,422,416 warrants.  However, the distribution was subject to final approval by the board of directors, based on the board’s evaluation of the regulatory hurdles involved and the likelihood of successful registration of the warrants and underlying shares.  As a result of subsequent filings of a registration statement with the Securities and Exchange Commission, the board determined that the regulatory challenges involving these warrants were excessively burdensome and the warrant distribution was canceled.

4.  RELATED PARTY TRANSACTIONS

Notes payable to related parties as of December 31, 2009 consist of an unsecured demand note payable to a shareholder with a principal balance of $8,000, and interest accrued thereon at a rate of 10% per annum with a total balance due of $12,233 at December 31, 2009.  The principal balance has been outstanding since 1987 and efforts to locate heirs of the Estate have not been successful.  Based on discussions with legal counsel, the note and accrued interest were contributed as capital to the Company as of January 1, 2010.

During 2011, we made a loan of $62,500 to Tipping Point, Inc. (“TPI”) of which $10,000 has been repaid.  Based on market conditions and expectations, we have provided a reserve against the remaining outstanding principal of $52,500. Outstanding principal accrues interest at 10.0% per annum, payable monthly. At maturity, which will be in three years, we will have the option of converting the note into stock of TPI and, if converted, we would become an equity holder in the entity with the percentage of ownership to be determined.  TPI is considered a related party as certain of our board members were also TPI board members during a portion of 2011.

5.  COMMITMENTS AND CONTINGENCIES

We currently lease our facilities in Wheat Ridge, Colorado under a lease agreement containing cancellation terms of 180 days written notice on or after April 15, 2015 and upon remittance of any unamortized tenant improvements made by the landlord in excess of $16,000.  The minimum future lease payments by year are as follows:

Fiscal Year	Amount
2012	105,270
2013	108,428
2014	111,681
2015	37,592
Total	$362,971

Rent expense for our facilities for the years ended December 31, 2011 and 2010 was $106,395 and $103,544 respectively.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships.  As of December 31, 2011 we had no obligation with respect to contingent severance benefit obligations.

Aside from the operating lease and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”) so far as our LifeGuard product is concerned.  The FDA provides regulations governing the manufacture and sale of our LifeGuard product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of December 31, 2011, we had not been inspected by the FDA; however, we believe we are in substantial compliance with all known regulations.

We are also subject to regulation by the United States Department of Transportation and by various state departments of transportation so far as our other products are concerned.  We believe that we are in substantial compliance with all known regulations.

6.  LINE OF CREDIT

On May 11, 2004, we entered into a credit facility agreement with Citywide Bank.  The terms of the credit facility, which matures on May 11, 2012 include a line of credit for $150,000 at an interest rate calculated at the prime rate plus 1%, or 4.25% at December 31, 2011 and 2010.  Our borrowing under the credit facility is limited to the amount of eligible receivables and inventory at the time of borrowing.  At December 31, 2011 and 2010, we had not borrowed funds from the credit facility and, under our eligible receivables and inventory limit, had $150,000 available to borrow.  The credit facility requires us to meet certain financial covenants, which we met as of December 31, 2011.  The credit facility is secured by cash and deposit accounts, accounts receivable, equipment, inventory and general intangibles.

7.  INCOME TAXES

We account for income taxes under ASC 740, and have elected to use the balance sheet method.  ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Our income tax provision is summarized below:

Years Ended	December 31, 2011	December 31, 2010
Current:
Federal	$408,854	$180,828
State	62,958	30,029
Total current	471,812	210,857
Deferred:
Federal	(30,917)	473
State	(4,290)	66
Total deferred	(35,207)	539
Total	$436,605	$211,396

During 2011, we used our tax credits to reduce our taxable income.  As a result, the provisions for income taxes reflected in the accompanying statements of income for 2011 and 2010 are $436,605 and $211,396 respectively.  We do not have any remaining tax loss carryforwards or tax credits for use in future years; however, we had $3,501 of tax credit carryovers available for use in 2010.

We will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.  At December 31, 2011 and 2010 we had no unrecognized tax benefits in income tax expense.  Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before 2008 and state examinations for years before 2007.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	December 31, 2011	December 31, 2010
Federal statutory rate	$447,357	$210,185
Effect of:
State taxes, net of federal tax benefit	21,311	19,863
Other	(32,063)	(18,652)
Total	$436,605	$211,396

The components of the deferred tax asset are as follows:

Years Ended	December 31, 2011	December 31, 2010
Current Deferred Tax Assets:
Credits and net operating loss carryforwards	$-	$-
Deferred service income	25,986	31,669
Bad debt reserve	23,750	2,242
Inventory reserve	19,000	-
Accrued vacation	11,304	8,789
Warranty reserve	7,315	5,700
Total current deferred tax assets	87,355	48,400
Long Term Deferred Tax Assets:
Deferred service income	2,382	6,130
	$89,737	$54,530

8.  LEGAL PROCEEDINGS

We are not involved in any legal proceeding as of the date of these financial statements.  We may become involved in litigation in the future in the normal course of business.

9.  MAJOR CUSTOMERS/SUPPLIERS

We depend on sales that are generated from our customers’ ongoing usage of alcohol testing instruments.    Except for two customers who contributed 12% ($976,713) and 11% ($864,153) respectively to our total sales in 2011, no other customer contributed more than 6% ($480,064).  One customer contributed 16% to our total sales in 2010 ($987,635).  In making this determination, we considered the federal government, state governments, local governments, and foreign governments each as a single customer.  In 2011, we depended upon three vendors for approximately 26% of our purchases (two vendors and 20% respectively in 2010).

10.  DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We have adopted a 401(k) Profit Sharing Plan which covers all full-time employees who have completed 3 months of full-time continuous service and are age eighteen or older. Participants may defer up to 100% of their gross pay up to Plan limits.  Participants are immediately vested in their contributions.  We may make discretionary contributions based on corporate financial results for the year, which was determined to be 3% of the total payroll of the participating employees in 2011 and 2010.  In 2011 and 2010 we contributed $27,269 and $21,158 respectively.  The participants vest in Company contributions based on years of service, with a participant fully vested after six years of credited service.

11.  SUBSEQUENT EVENTS

We evaluated subsequent events through the date the financial statements were issued and determined that none have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO"). Based on our evaluation under the framework in Internal Control-Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2011 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2011.

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2011 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2011 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2011.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)

Equity compensation plans approved by security holders	23,000	3.69	21,000
Equity compensation plans not approved by security holders	-	-	-
Total	23,000	3.69	21,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2011 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2011.

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2011 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2011.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our consolidated financial statements are provided under Item 8 of this Annual Report.

(b) The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2010, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2010 (1)
10.6	Form of Standard Distribution Agreement(1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2010, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009(2)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1)           Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.
(2)           Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELOC TECHNOLOGIES, INC.

Dated: March 16, 2012.	By:	/s/ Kristie L. LaRose
Kristie L. LaRose
Controller (Principal Accounting Officer & Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kristie L. LaRose	March 16, 2012
Kristie L. LaRose Controller (Principal Accounting Officer & Principal Financial Officer)

/s/ Robert Greenlee	March 16, 2012
Robert Greenlee Director

/s/ Robert Summers	March 16, 2012
Robert Summers Director

/s/ Vern D. Kornelsen	March 16, 2012
Vern D. Kornelsen Director

/s/ Wayne Willkomm	March 16, 2012
Wayne Willkomm Director

/s/ Barry R. Knott	March 16, 2012
Barry R. Knott President and CEO (Principal Executive Officer) Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2010, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2010 (1)
10.6	Form of Standard Distribution Agreement(1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2010, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009(2)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1)           Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.
(2)           Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.