Form 10-Q
period 2012-03-31
Lifeloc Technologies, Inc
filed 2012-05-09
CIK 1493137

UNITED STATE
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,422,416 Shares
(Class)	(outstanding at May 7, 2012)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2012

 PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	March 31,
	2012	December 31,
CURRENT ASSETS:	(Unaudited)	2011
Cash	$1,911,445	$1,844,802
Accounts receivable, net	492,429	449,836
Inventories, net	985,106	1,047,211
Deferred taxes	91,585	87,355
Prepaid expenses and other	50,412	51,270
Total current assets	3,530,977	3,480,474

PROPERTY AND EQUIPMENT, at cost:
Production equipment	212,166	207,642
Office equipment	139,944	107,982
Sales and marketing equipment	154,513	150,513
Purchased software	39,557	38,157
Less accumulated depreciation	(284,496)	(256,364)
Total property and equipment, net	261,684	247,930

OTHER ASSETS:
Technology licenses, net	91,389	103,472
Patents, net	10,856	13,152
Deferred taxes, long term	3,218	2,382
Deposits and other	11,767	26,061
Total other assets	117,230	145,067

Total assets	$3,909,891	$3,873,471

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$203,227	$57,775
Customer deposits	246	2,347
Accrued expenses	154,276	452,566
Deferred income, current portion	70,930	68,384
Income taxes payable	66,507	-
Reserve for warranty expense	19,650	19,250
Total current liabilities	514,836	600,322

DEFERRED INCOME, net of current portion	8,467	6,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,422,416 shares outstanding	4,309,697	4,309,697
Accumulated (deficit)	(923,109)	(1,042,817)
Total stockholders' equity	3,386,588	3,266,880

Total liabilities and stockholders' equity	$3,909,891	$3,873,471

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended March 31,
	2012	2011
SALES	$1,803,689	$1,832,372

COST OF SALES	1,000,291	979,422

GROSS PROFIT	803,398	852,950

OPERATING EXPENSES:
Research and development	119,331	99,555
Sales and marketing	200,018	220,588
General and administrative	306,584	233,500
Total	625,933	553,643

OPERATING INCOME	177,465	299,307

OTHER INCOME (EXPENSE):
Interest income	3,684	1,861

NET INCOME BEFORE PROVISION FOR TAXES	181,149	301,168

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(61,441)	(102,789)

NET INCOME	$119,708	$198,379

NET INCOME PER SHARE, BASIC	$0.05	$0.08

NET INCOME PER SHARE, DILUTED	$0.05	$0.08

WEIGHTED AVERAGE SHARES, BASIC	2,422,416	2,422,416

WEIGHTED AVERAGE SHARES, DILUTED	2,445,416	2,422,416

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011
Net income	$119,708	$198,379
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	42,511	25,025
Changes in operating assets and liabilities-
Accounts receivable	(42,593)	(184,327)
Inventories	62,105	(286,830)
Deferred taxes	(5,066)	4,043
Prepaid expenses and other	858	27,107
Deposits and other	14,294	-
Accounts payable	145,452	(38,937)
Customer deposits	(2,101)	260,876
Accrued expenses	(298,290)	(45,940)
Deferred income	4,744	(9,748)
Income taxes payable	66,507	-
Reserve for warranty expense	400	-
Net cash provided from (used in) operating activities	108,529	(50,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(41,886)	(46,959)
Net cash (used in) investing activities	(41,886)	(46,959)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	66,643	(97,311)

CASH, BEGINNING OF PERIOD	1,844,802	1,461,900

CASH, END OF PERIOD	$1,911,445	$1,364,589

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  ORGANIZATION AND NATURE OF BUSINESS

Lifeloc Technologies, Inc. (“Lifeloc” or the “Company”) is a Colorado based developer, manufacturer and marketer of portable hand-held breathalyzers and related supplies and education.  We design, produce and sell fuel-cell based breath alcohol testing equipment.  We compete in all major segments of the portable breath alcohol testing instrument market, including law enforcement, workplace, corrections, original equipment manufacturing (“OEM”) and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers’ alcohol testing programs. We sell globally through distributors and sales agents, as well as directly to users.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by us, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of 2012.  These financial statements do not include all disclosures associated with annual  financial statements and, accordingly, should be read in conjunction with footnotes contained in our financial statements for the year ended December 31, 2011 included in our Form 10-K.

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

Note Receivable. We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company during the second quarter of 2011.  Although the loan has been paid down by $13,000, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan for the full amount, leaving a net amount of $0, which is not included in our balance sheet at March 31, 2012.  This note has a provision entitling us to convert any outstanding balance into stock of Tipping Point, Inc.  TPI is considered a related party as certain of our board members were also TPI board members during a portion of 2011.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At March 31, 2012 and December 31, 2011, inventory consisted of the following:

	2012	2011
Raw materials & deposits	$350,551	$329,649
Work-in-process	103,035	191,079
Finished goods	584,314	576,483
Total gross inventories	1,037,900	1,097,211
Less reserve for obsolescence	(52,794)	(50,000)
Total net inventories	$985,106	$1,047,211

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

Reclassification.  Certain quarter ended March 31, 2011 items have been reclassified to conform to the quarter ended March 31, 2012 presentation.  Such reclassifications had no effect on net income.

Change in Accounting Policy.  During the quarter ended March 31, 2012, management changed its policy of accounting for shipping and handling costs.  The Company now classifies freight billed to customers as sales revenue and the related freight cost as cost of sales.  The change to the accounting policy was made in order to better manage this facet of operations as a profit center.  As required, the 2011 presentation has been updated to reflect this change in accounting policy.  As such, sales and cost of sales have been increased by $52,062 for the three months ended March 31, 2011.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income	$119,708	$198,379
Weighted-average shares — basic	2,422,416	2,422,416
Effect of dilutive potential common shares	23,000	-
Weighted-average shares — diluted	2,445,416	2,422,416
Net income per share — basic	$0.05	$0.08
Net income per share — diluted	$0.05	$0.08
Antidilutive employee stock options	0	0

4.  STOCKHOLDERS’ EQUITY

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

5.  LINE OF CREDIT

In May, 2011, we extended our line of credit for $150,000 with Citywide Bank.  The credit facility will mature on May 11, 2012, and the interest rate is calculated at the prime rate plus 1%.  There was no balance due on the line of credit as of December 31, 2011 and March 31, 2012.

6.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled “Risk Factors” in our December 31, 2011 Form 10-K.

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

Results of Operations

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Net sales. Our sales for the quarter ended March 31, 2012 were $1,803,689, a decrease of 1% from $1,832,372 for the quarter ended March 31, 2011.  This decrease is attributable to OEM and international orders in 2011 that were not repeated in Q1 of 2012, partially offset by  a high customer retention rate and a recurring sales stream from the purchases of supplies, training, and replacement instruments to existing accounts.

Gross profit.  Gross profit for the quarter ended March 31, 2012 of $803,398 represented a decrease of 2% from gross profit of $852,950 for the quarter ended March 31, 2011.  Gross profit as a percentage of sales (gross margins) decreased from 47% to 45% as a result of an increase in personnel.

Research and development expenses.  Research and development expenses were $119,331 for the quarter ended March 31, 2012, representing an increase of 20% over the $99,555 in the same quarter a year ago.  This increase resulted from personnel and compensation increases.

Sales and marketing expenses.   Sales and marketing expenses of $200,018 for the quarter ended March 31, 2012 represented a decrease of 9% from sales and marketing expenses of $220,588 for the quarter ended March 31, 2011.  This decrease resulted from reduced staff as well as from lower commissions resulting from reduced commissionable sales.

General and administrative expenses.   General and administrative expenses were $306,584 for the quarter ended March 31, 2012, which represented an increase of 31% over the $233,500 spent in the same quarter a year earlier.  This increase results from additional personnel, as well as additional expense resulting from becoming a public company during 2011.

Other income.  Interest income increased from $1,861 in the quarter ended March 31, 2011 to $3,684 in the quarter ended March 31, 2012 as a result of the Tipping Point loan having been made in April of 2011.

Net income.   Net income was $119,708 for the quarter ended March 31, 2012 compared to net income of $198,379 for the quarter ended March 31, 2011.  This decrease of 40% was the result of a decrease in gross profit, as well as increased operating expenses as described above, offset in part by a reduction in the provision for federal and state income taxes of $41,348.

Trends and Uncertainties That May Affect Future Results

Although revenues in 2012 are up slightly compared to revenues in 2011, we received several orders from international customers and from OEM customers in 2011 that are not expected to repeat in future periods.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

On May 11, 2004, we entered into a credit facility agreement with Citywide Bank, which was renewed for one year on May 11, 2011.  The terms of the credit facility include a line of credit for $150,000 for one year at an interest rate calculated at prime rate plus 1%.  Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing.  At March 31, 2012 and 2011, we had not borrowed any amounts from the credit facility.  The credit facility requires us to meet certain financial covenants. At March 31, 2012 and at March 31, 2011, we were in compliance with the financial covenants.

As of March 31, 2012, cash and cash equivalents were $1,911,445, trade accounts receivable were $492,429 and current liabilities were $514,836 resulting in a net liquid asset amount of $1,889,038.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we will be required to implement cost reduction measures, as necessary.

We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company, during Q2 of 2011.  Although the loan has been paid down by $13,000, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the full amount of the loan, leaving a net amount of  $0, which is not included in our balance sheet at March 31, 2012.  Two of our directors formerly served as directors of TPI.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the quarter ended March 31, 2012 and for the quarter ended March 31, 2011, warranty costs were not deemed significant.

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

ITEM 3   –   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4   –   CONTROLS AND PROCEDURES

(a)  Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

(b)  During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2011, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2011 (1)
10.6	Form of Standard Distribution Agreement (1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2011, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009 (2)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.

(2)	Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOC TECHNOLOGIES, INC.

May 8, 2012	By:	/s/ Barry R. Knott
Date		Barry R. Knott
President and Chief Executive Officer (Principal Executive Officer)

May 8, 2012	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2011, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2011 (1)
10.6	Form of Standard Distribution Agreement (1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2011, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009 (2)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.

(2)	Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.