Form 10-Q
period 2012-06-30
Lifeloc Technologies, Inc
filed 2012-08-14
CIK 1493137

UNITED STATE
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,422,416 Shares
(Class)	(outstanding at August 8, 2012)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Six Months Ended June 30, 2012

 PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	June 30,
	2012	December 31,
CURRENT ASSETS:	(Unaudited)	2011
Cash	$2,128,343	$1,844,802
Accounts receivable, net	506,768	449,836
Inventories, net	917,305	1,047,211
Deferred taxes	132,817	87,355
Prepaid expenses and other	93,400	51,270
Total current assets	3,778,633	3,480,474

PROPERTY AND EQUIPMENT, at cost:
Production equipment	229,358	207,642
Office equipment	141,616	107,982
Sales and marketing equipment	159,513	150,513
Purchased software	39,557	38,157
Less accumulated depreciation	(314,408)	(256,364)
Total property and equipment, net	255,636	247,930

OTHER ASSETS:
Technology licenses, net	79,305	103,472
Patents, net	13,193	13,152
Deferred taxes, long term	3,353	2,382
Deposits and other	23,962	26,061
Total other assets	119,813	145,067

Total assets	$4,154,082	$3,873,471

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$152,584	$57,775
Customer deposits	4,438	2,347
Accrued expenses	219,350	452,566
Deferred income, current portion	173,117	68,384
Income taxes payable	56,697	-
Reserve for warranty expense	20,050	19,250
Total current liabilities	626,236	600,322

DEFERRED INCOME, net of current portion	8,823	6,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,422,416 shares outstanding	4,309,697	4,309,697
Accumulated (deficit)	(790,674)	(1,042,817)
Total stockholders' equity	3,519,023	3,266,880

Total liabilities and stockholders' equity	$4,154,082	$3,873,471

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended June 30,
	2012	2011
SALES	$1,654,437	$2,502,316

COST OF SALES	852,729	1,373,948

GROSS PROFIT	801,708	1,128,368

OPERATING EXPENSES:
Research and development	113,498	118,197
Sales and marketing	214,429	288,290
General and administrative	276,332	307,862
Total	604,259	714,349

OPERATING INCOME	197,449	414,019

OTHER INCOME (EXPENSE):
Interest income	4,003	3,660
Bad debt recovery	6,000	-
Total	10,003	3,660

NET INCOME BEFORE PROVISION FOR TAXES	207,452	417,679

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(75,017)	(126,822)

NET INCOME	$132,435	$290,857

NET INCOME PER SHARE, BASIC	$0.05	$0.12

NET INCOME PER SHARE, DILUTED	$0.05	$0.12

WEIGHTED AVERAGE SHARES, BASIC	2,422,416	2,422,416

WEIGHTED AVERAGE SHARES, DILUTED	2,445,416	2,422,416

See accompanying notes.

	Six Months Ended June 30,
	2012	2011
SALES	$3,458,126	$4,334,688

COST OF SALES	1,853,020	2,353,370

GROSS PROFIT	1,605,106	1,981,318

OPERATING EXPENSES:
Research and development	232,829	217,752
Sales and marketing	414,447	508,878
General and administrative	582,916	541,362
Total	1,230,192	1,267,992

OPERATING INCOME	374,914	713,326

OTHER INCOME (EXPENSE):
Interest income	7,687	5,521
Bad debt recovery	6,000	-
Total	13,687	5,521

NET INCOME BEFORE PROVISION FOR TAXES	388,601	718,847

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(136,458)	(229,611)

NET INCOME	$252,143	$489,236

NET INCOME PER SHARE, BASIC	$0.10	$0.20

NET INCOME PER SHARE, DILUTED	$0.10	$0.20

WEIGHTED AVERAGE SHARES, BASIC	2,422,416	2,422,416

WEIGHTED AVERAGE SHARES, DILUTED	2,445,416	2,422,416

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011
Net income	$252,143	$489,236
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	83,970	61,855
Provision for bad debt	-	50,000
Changes in operating assets and liabilities-
Accounts receivable	(56,932)	(137,775)
Inventories	129,906	(4,969)
Deferred taxes	(46,433)	(23,343)
Prepaid expenses and other	(42,130)	(1,171)
Deposits and other	2,099	-
Accounts payable	94,809	(28,307)
Customer deposits	2,091	(126,503)
Accrued expenses	(233,216)	37,351
Deferred income	107,287	(19,850)
Income taxes payable	56,697	129,258
Reserve for warranty expense	800	1,000
Net cash provided from
operating activities	351,091	426,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, and patents	(67,550)	(65,817)
Purchase of technology license	-	(25,000)
Note receivable, funds advanced	-	(62,500)

Net cash (used in) investing activities	(67,550)	(153,317)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	283,541	273,465

CASH, BEGINNING OF PERIOD	1,844,802	1,461,900

CASH, END OF PERIOD	$2,128,343	$1,735,365

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by us, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter of 2012.  These financial statements do not include all disclosures associated with annual  financial statements and, accordingly, should be read in conjunction with footnotes contained in our financial statements for the year ended December 31, 2011 included in our Form 10-K.

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

Note Receivable. We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company during the second quarter of 2011.  Although the loan has been paid down by $16,000, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan for the full amount, leaving a net amount of $0, which is not included in our balance sheet at June 30, 2012.  This note has a provision entitling us to convert any outstanding balance into stock of Tipping Point, Inc.  TPI is considered a related party as certain of our board members were also TPI board members during a portion of 2011.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At June 30, 2012 and December 31, 2011, inventory consisted of the following:

	2012	2011
Raw materials & deposits	$330,677	$329,649
Work-in-process	121,725	191,079
Finished goods	503,542	576,483
Total gross inventories	955,944	1,097,211
Less reserve for obsolescence	(38,639)	(50,000)
Total net inventories	$917,305	$1,047,211

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

Reclassification.  Certain quarter ended June 30, 2011 items have been reclassified to conform to the quarter ended June 30, 2012 presentation.  Such reclassifications had no effect on net income.

Change in Accounting Policy.  During the quarter ended March 31, 2012, management changed its policy of accounting for shipping and handling costs.  The Company now classifies freight billed to customers as sales revenue and the related freight cost as cost of sales.  The change to the accounting policy was made in order to better manage this facet of operations as a profit center.  As required, the 2011 presentation has been updated to reflect this change in accounting policy.  As such, sales and cost of sales have been increased by $65,958 and $118,020 respectively for the three and six months ended June 30, 2011.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	June 30, 2012	June 30, 2011
Net income	$132,435	$290,857
Weighted-average shares — basic	2,422,416	2,422,416
Effect of dilutive potential common shares	23,000	0
Weighted-average shares — diluted	2,445,416	2,422,416
Net income per share — basic	$0.05	$0.12
Net income per share — diluted	$0.05	$0.12
Antidilutive employee stock options	0	0

4.  STOCKHOLDERS’ EQUITY

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

5.  LINE OF CREDIT

In May, 2012, we extended our line of credit for $150,000 with Citywide Bank.  The credit facility will mature on June 1, 2013, and the interest rate is calculated at the prime rate plus 1%.  There was no balance due on the line of credit as of December 31, 2011 and June 30, 2012.

6.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward-looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled “Risk Factors” in our December 31, 2011 Form 10-K.

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

Results of Operations

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Net sales. Our sales for the quarter ended June 30, 2012 were $1,654,437, a decrease of 34% from $2,502,316 for the quarter ended June 30, 2011.  This decrease is attributable to OEM and international orders in 2011 that were not repeated in Q2 of 2012, partially offset by a high customer retention rate and a recurring sales stream from the purchases of supplies, training, and replacement instruments to existing accounts.

Gross profit.  Gross profit for the quarter ended June 30, 2012 of $801,708 represented a decrease of 29% from gross profit of $1,128,368 for the quarter ended June 30, 2011.  Gross profit as a percentage of sales (gross margins) increased from 45% to 48% for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011, primarily as the result of a changed sales mix of products with a higher margin.

Research and development expenses.  Research and development expenses were $113,498 for the quarter ended June 30, 2012, representing a decrease of $4,699 over the $118,197 in the same quarter a year ago.  This decrease resulted from a reclassification of a portion of engineering salaries attributable primarily to work in process at June 30, 2012.

Sales and marketing expenses.   Sales and marketing expenses of $214,429 for the quarter ended June 30, 2012 represented a decrease of 26% from sales and marketing expenses of $288,290 for the quarter ended June 30, 2011.  This decrease resulted from lower commissions resulting from reduced commissionable sales, and from a staff reduction.

General and administrative expenses.   General and administrative expenses were $276,332 for the quarter ended June 30, 2012, which represented a decrease of 10% over the $307,862 spent in the same quarter a year earlier.  This decrease results from decreased bonus compensation as a result of decreased profitability, offset in part by increased compensation resulting from additional personnel as well as by an increased bad debt provision for the Tipping Point loan.

Other income.  Interest income stayed relatively constant at $4,003 in the quarter ended June 30, 2012 compared to $3,660 in the quarter ended June 30, 2011.  We recovered $6,000 on the Tipping Point, Inc. loan, which accounted for all of the bad debt recovery in the quarter ended June 30, 2012.

Net income.   Net income was $132,435 for the quarter ended June 30, 2012 compared to net income of $290,857 for the quarter ended June 30, 2011.  This decrease of 55% was the result of a decrease in sales, offset in part by an increase in gross margins and by a reduction in the provision for federal and state income taxes of $51,805, as well as in reductions in operating expenses as described above.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Net sales. Our sales for the six months ended June 30, 2012 were $3,458,126, a decrease of 20% from $4,334,688 for the six months ended June 30, 2011.  This decrease is mostly attributable to a new order for $650,000 that did not repeat, that was shipped to an international customer during 2011.  This decrease was partially offset by a high customer retention rate and a recurring sales stream from the purchase of supplies, training and replacement instruments to existing accounts.

Gross profit.  Gross profit for the six months ended June 30, 2012 of $1,605,106 represented a decrease of 19% from gross profit of $1,981,318 for the six months ended June 30, 2011.  Gross profit as a percentage of sales (gross margins) stayed relatively constant at 46%.

Research and development expenses.  Research and development expenses were $232,829 for the six months ended June 30, 2012, representing an increase of 7% over the $217,752 in the same six month period a year ago.  This increase resulted from increased staffing as a result of additional development work.

Sales and marketing expenses.   Sales and marketing expenses of $414,447 for the six months ended June 30, 2012 represented a decrease of 19% from sales and marketing expenses of $508,878 for the six months ended June 30, 2011.  This decrease resulted from lower commissions resulting from reduced commissionable sales as well as from a reduction of personnel, offset in part by an increase in the provision for bad debts.

General and administrative expenses.   General and administrative expenses were $582,916 for the six months ended June 30, 2012, which represented an increase of 8% over the $541,362 spent in the same six month period a year earlier.  This increase results from increased compensation as a result of additional personnel in the six months ended June 30, 2012, and by increases in expenses related to becoming a publicly traded company.

Net income.   Net income was $252,143 for the six months ended June 30, 2012 compared to net income of $489,236 for the six months ended June 30, 2011.  This decrease of 49% was the result of lower sales, offset in part by a decreased  provision for federal and state income taxes of $93,153.

Trends and Uncertainties That May Affect Future Results

Revenues in 2012 are down compared to revenues in 2011, as we received several orders from international customers and from OEM customers in 2011 that are not expected to repeat in future periods.  In addition, we experienced a slowing of orders as a result of the weakening economy.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

On May 11, 2004, we entered into a credit facility agreement with Citywide Bank, which was renewed on May 11, 2012 and which will mature on June 1, 2013.  The terms of the credit facility include a line of credit for $150,000 at an interest rate calculated at prime rate plus 1%.  Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing.  At June 30, 2012 and 2011, we had not borrowed any amounts from the credit facility.  The credit facility requires us to meet certain financial covenants. At June 30, 2012 and at June 30, 2011, we were in compliance with the financial covenants.

As of June 30, 2012, cash and cash equivalents were $2,128,343, trade accounts receivable were $506,768 and current liabilities were $626,236 resulting in a net liquid asset amount of $2,008,875.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we will be required to implement cost reduction measures, as necessary.

We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company, during Q2 of 2011.  Although the loan has been paid down by $16,000, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the full amount of the loan, leaving a net amount of $0, which is not included in our balance sheet at June 30, 2012.  Two of our directors formerly served as directors of TPI.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended June 30, 2012 and for the quarter ended June 30, 2011, warranty costs were not deemed significant.

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

(a)  Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

(b)  During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2011, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)

10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2011 (1)
10.6	Form of Standard Distribution Agreement (1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2011, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009 (2)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to our Registration Statement on Form 10-12G, filed on June 30, 2011.

(2)	Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOC TECHNOLOGIES, INC.

August 14, 2012	By:	/s/ Barry R. Knott
Date		Barry R. Knott
President and Chief Executive Officer (Principal Executive Officer)

August 14, 2012	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2011, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2011 (1)
10.6	Form of Standard Distribution Agreement (1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2011, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009 (2)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to our Registration Statement on Form 10-12G, filed on June 30, 2011.

(2)	Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.