Form 10-Q
period 2012-09-30
Lifeloc Technologies, Inc
filed 2012-11-05
CIK 1493137

UNITED STATE
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,422,416 Shares
(Class)	(outstanding at November 2, 2012)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Nine Months Ended September 30, 2012

 PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011

ASSETS
	September 30,
	2012	December 31,
CURRENT ASSETS:	(Unaudited)	2011
Cash	$2,340,567	$1,844,802
Accounts receivable, net	605,863	449,836
Inventories, net	874,484	1,047,211
Deferred taxes	133,052	87,355
Prepaid expenses and other	74,533	51,270
Total current assets	4,028,499	3,480,474

PROPERTY AND EQUIPMENT, at cost:
Production equipment	238,750	207,642
Office equipment	141,616	107,982
Sales and marketing equipment	159,513	150,513
Purchased software	39,557	38,157
Leasehold improvements	8,746	-
Less accumulated depreciation	(346,677)	(256,364)
Total property and equipment, net	241,505	247,930

OTHER ASSETS:
Technology licenses, net	67,222	103,472
Patents, net	14,208	13,152
Deferred taxes, long term	3,186	2,382
Deposits and other	23,657	26,061
Total other assets	108,273	145,067

Total assets	$4,378,277	$3,873,471

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$255,561	$57,775
Customer deposits	219	2,347
Accrued expenses	250,525	452,566
Deferred income, current portion	165,799	68,384
Reserve for warranty expense	24,350	19,250
Total current liabilities	696,454	600,322

DEFERRED INCOME, net of current portion	8,383	6,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,422,416 shares outstanding	4,309,697	4,309,697
Accumulated (deficit)	(636,257)	(1,042,817)
Total stockholders' equity	3,673,440	3,266,880

Total liabilities and stockholders' equity	$4,378,277	$3,873,471

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited) for the three months ended September 30, 2012 and 2011

	Three Months Ended September 30,
	2012	2011
SALES	$1,758,468	$1,989,354

COST OF SALES	928,391	1,071,323

GROSS PROFIT	830,077	918,031

OPERATING EXPENSES:
Research and development	144,450	125,763
Sales and marketing	210,979	263,875
General and administrative	255,459	241,283
Total	610,888	630,921

OPERATING INCOME	219,189	287,110

OTHER INCOME (EXPENSE):
Interest income	4,319	3,959
Bad debt recovery	3,000	-
Total	7,319	3,959

NET INCOME BEFORE PROVISION FOR TAXES	226,508	291,069

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(72,091)	(107,688)

NET INCOME	$154,417	$183,381

NET INCOME PER SHARE, BASIC	$0.06	$0.08

NET INCOME PER SHARE, DILUTED	$0.06	$0.08

WEIGHTED AVERAGE SHARES, BASIC	2,422,416	2,422,416

WEIGHTED AVERAGE SHARES, DILUTED	2,445,416	2,422,416

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited) for the nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
SALES	$5,216,594	$6,324,042

COST OF SALES	2,781,411	3,424,693

GROSS PROFIT	2,435,183	2,899,349

OPERATING EXPENSES:
Research and development	377,279	343,515
Sales and marketing	625,426	772,753
General and administrative	838,375	782,645
Total	1,841,080	1,898,913

OPERATING INCOME	594,103	1,000,436

OTHER INCOME (EXPENSE):
Interest income	12,006	9,480
Bad debt recovery	9,000	-
Total	21,006	9,480

NET INCOME BEFORE PROVISION FOR TAXES	615,109	1,009,916

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(208,549)	(337,299)

NET INCOME	$406,560	$672,617

NET INCOME PER SHARE, BASIC	$0.17	$0.28

NET INCOME PER SHARE, DILUTED	$0.17	$0.28

WEIGHTED AVERAGE SHARES, BASIC	2,422,416	2,422,416

WEIGHTED AVERAGE SHARES, DILUTED	2,445,416	2,422,416

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011
Net income	$406,560	$672,617
Adjustments to reconcile net income to net cash
provided by (used in) operating activities-
Depreciation and amortization	126,563	104,964
Provision for bad debt	-	50,000
Deferred taxes	(46,501)	(30,425)
Changes in operating assets and liabilities-
Accounts receivable	(156,027)	(548,018)
Inventories	172,727	(97,602)
Prepaid expenses and other	(23,263)	(25,875)
Deposits and other	2,404	(500)
Accounts payable	197,786	(40,121)
Customer deposits	(2,128)	(126,503)
Accrued expenses	(202,041)	50,043
Deferred income	99,529	(16,669)
Reserve for warranty expense	5,100	3,000
Net cash provided from (used in)
operating activities	580,709	(5,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, and patents	(84,944)	(127,112)
Purchase of technology license	-	(25,000)
Note receivable, funds advanced	-	(52,500)

Net cash (used in) investing activities	(84,944)	(204,612)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	495,765	(209,701)

CASH, BEGINNING OF PERIOD	1,844,802	1,461,900

CASH, END OF PERIOD	$2,340,567	$1,252,199

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by us, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter of 2012.  These financial statements do not include all disclosures associated with annual  financial statements and, accordingly, should be read in conjunction with footnotes contained in our financial statements for the year ended December 31, 2011 included in our Form 10-K.

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

Note Receivable. We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company, during the second quarter of 2011.  Although the loan has been paid down by $19,000, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan for the full amount of $43,500, leaving a net amount of $0 included in our balance sheet at September 30, 2012.  This note has a provision entitling us to convert any outstanding balance into stock of TPI.  TPI is considered a related party as certain of our board members were also TPI board members during a portion of 2011.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At September 30, 2012 and December 31, 2011, inventory consisted of the following:

	2012	2011
Raw materials & deposits	$387,000	$329,649
Work-in-process	96,064	191,079
Finished goods	438,466	576,483
Total gross inventories	921,530	1,097,211
Less reserve for obsolescence	(47,046)	(50,000)
Total net inventories	$874,484	$1,047,211

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

Reclassification.  Certain items reported in the three month and nine month periods ended September 30, 2011 have been reclassified to conform to the three month and nine month periods ended September 30, 2012 presentation.  Such reclassifications had no effect on net income.

Change in Accounting Policy.  During the quarter ended March 31, 2012, management changed its policy of accounting for shipping and handling costs.  The Company now classifies freight billed to customers as sales revenue and the related freight cost as cost of sales.  The change to the accounting policy was made in order to better manage this facet of operations as a profit center.  As required, the 2011 presentation has been updated to reflect this change in accounting policy.  As such, sales and cost of sales have been increased by $65,686 and $183,706 respectively for the three and nine months ended September 30, 2011.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	September 30, 2012	September 30, 2011
Net income	$154,417	$183,381
Weighted-average shares — basic	2,422,416	2,422,416
Effect of dilutive potential common shares	23,000	0
Weighted-average shares — diluted	2,445,416	2,422,416
Net income per share — basic	$0.06	$0.08
Net income per share — diluted	$0.06	$0.08
Antidilutive employee stock options	0	0

4.  STOCKHOLDERS’ EQUITY

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

5.  LINE OF CREDIT

In May, 2012, we extended our line of credit for $150,000 with Citywide Bank.  The credit facility will mature on June 1, 2013, and the interest rate is calculated at the prime rate plus 1%.  There was no balance due on the line of credit as of December 31, 2011 and September 30, 2012.

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

Results of Operations

For the three months ended September 30, 2012 compared to the three months ended September  30, 2011.

Net sales. Our sales for the quarter ended September 30, 2012 were $1,758,468, a decrease of 12% from $1,989,354 for the quarter ended September 30, 2011.  This decrease is attributable primarily to OEM orders in 2011 that were not repeated in Q3 of 2012.

Gross profit.  Gross profit for the quarter ended September 30, 2012 of $830,077 represented a decrease of 10% from gross profit of $918,031 for the quarter ended September 30, 2011.  Gross profit as a percentage of sales (gross margins) increased from 46% to 47% for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011, primarily as the result of a changed sales mix of products with a higher margin.

Research and development expenses.  Research and development expenses were $144,450 for the quarter ended September 30, 2012, representing an increase of $18,687 over the $125,763 in the same quarter a year ago.  This increase resulted from our continuing efforts to upgrade our product lines.

Sales and marketing expenses.   Sales and marketing expenses of $210,979 for the quarter ended September 30, 2012 represented a decrease of 20% from sales and marketing expenses of $263,875 for the quarter ended September 30, 2011.  This decrease resulted from reduced lower commissions resulting from reduced commissionable sales, and from a staff reduction.

General and administrative expenses.   General and administrative expenses were $255,459 for the quarter ended September 30, 2012, which represented an increase of 6% over the $241,283 spent in the same quarter a year earlier.  This increase results from increased compensation resulting from additional personnel, offset in part by a decrease in bonus compensation due to decreased profitability.

Other income.  Interest income stayed relatively consistent at $4,319 in the quarter ended September 30, 2012 compared to $3,959 in the quarter ended September 30, 2011.  We recovered $3,000 on the Tipping Point, Inc. loan, which accounted for all of the bad debt recovery in the quarter ended September 30, 2012.

Net income.   Net income was $154,417 for the quarter ended September 30, 2012 compared to net income of $183,381 for the quarter ended September 30, 2011.  This decrease of 16% was the result of a decrease in sales and gross profit, offset in part by a reduction in the provision for federal and state income taxes of $35,597 as well as in changes in operating expenses as described above.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net sales. Our sales for the nine months ended September 30, 2012 were $5,216,594, a decrease of 18% from $6,324,042 for the nine months ended September 30, 2011.  This decrease is in large part attributable to a new order for $650,000 that was shipped to an international customer during 2011 and did not repeat in 2012, and also to a 2011 OEM order that did not repeat in 2012.

Gross profit.  Gross profit for the nine months ended September 30, 2012 of $2,435,183 represented a decrease of 16% from gross profit of $2,899,349 for the nine months ended September 30, 2011, which is in line with the decrease in sales.  Gross profit as a percentage of sales (gross margins) stayed relatively constant at 47%.

Research and development expenses.  Research and development expenses were $377,279 for the nine months ended September 30, 2012, representing an increase of 10% over the $343,515 in the same nine month period a year ago.  This increase resulted from increased staffing as a result of additional development work.

Sales and marketing expenses.   Sales and marketing expenses of $625,426 for the nine months ended September 30, 2012 represented a decrease of 19% from sales and marketing expenses of $772,753 for the nine months ended September 30, 2011.  This decrease resulted from lower commissions resulting from reduced commissionable sales as well as from a reduction of personnel.

General and administrative expenses.   General and administrative expenses were $838,375 for the nine months ended September 30, 2012, which represented an increase of 7% over the $782,645 spent in the same nine month period a year earlier.  This increase results from increased compensation as a result of additional personnel in the nine months ended September 30, 2012, and by increases in expenses related to becoming a publicly traded company.

Other income.  Interest income increased from $9,480 in the nine months ended September 30, 2011 to $12,006 in the nine months ended September 30, 2012 primarily as the result of a larger amount of cash available for investment.  We recovered $9,000 on the Tipping Point, Inc. loan, which accounted for all of the bad debt recovery in the nine months ended September 30, 2012 versus $0 in the nine months ended September 30, 2011.

Net income.   Net income was $406,560 for the nine months ended September 30, 2012 compared to net income of $672,617 for the nine months ended September 30, 2011.  This decrease of 40% was the result of lower sales, offset in part by a decreased  provision for federal and state income taxes of $128,750.

Trends and Uncertainties That May Affect Future Results

Revenues in 2012 are down compared to revenues in 2011, as we received several orders from international customers and from OEM customers in 2011 that did not repeat and that are not expected to repeat in future periods.  In addition, we experienced a slowing of orders as a result of the budgetary constraints faced by our customers.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

On May 11, 2004, we entered into a credit facility agreement with Citywide Bank, which was renewed on May 11, 2012 and which will mature on June 1, 2013.  The terms of the credit facility include a line of credit for $150,000 at an interest rate calculated at prime rate plus 1%.  Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing.  At September 30, 2012 and 2011, we had not borrowed any amounts from the credit facility.  The credit facility requires us to meet certain financial covenants. At September 30, 2012 and at September 30, 2011, we were in compliance with the financial covenants.

As of September 30, 2012, cash and cash equivalents were $2,340,567, trade accounts receivable were $605,863 and current liabilities were $696,454, resulting in a net liquid asset amount of $2,249,976.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we will be required to implement cost reduction measures, as necessary.

We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company, during Q2 of 2011.  Although the loan has been paid down by $19,000, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the full amount of $43,500, leaving a net amount of $0 included in our balance sheet at September 30, 2012.  Two of our directors formerly served as directors of TPI.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the quarter ended September 30, 2012 and for the quarter ended September 30, 2011, warranty costs were not deemed significant.

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

(a)  Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

(b)  During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2011, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)

10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2011 (1)
10.6	Form of Standard Distribution Agreement (1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2011, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009 (2)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to our Registration Statement on Form 10-12G, filed on September 30, 2011.

(2)	Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOC TECHNOLOGIES, INC.

	By:	/s/ Barry R. Knott
Date: November 5, 2012		Barry R. Knott
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Kristie L. LaRose
Date: November 5, 2012		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2011, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2011 (1)
10.6	Form of Standard Distribution Agreement (1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2011, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009 (2)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to our Registration Statement on Form 10-12G, filed on May 11, 2011.

(2)	Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.