Form 10-K
period 2012-12-31
Lifeloc Technologies, Inc
filed 2013-03-15
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________

Commission File No.:  000-54319

LIFELOC TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Colorado	84-1053680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12441 W 49th Ave., Wheat Ridge, Colorado	80033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 431-9500

Securities registered pursuant to Section 12(b) of the Act:   Common Stock, no par value

Securities registered under Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒   ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☐    No  ☒*

*  The registrant is a voluntary filer of reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, and has filed all such reports during the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ?Yes    No ☒

As of June 29, 2012, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $211,867.

Number of shares of common stock outstanding as of March 14, 2013: 2,422,416.

Documents Incorporated by Reference: Part III is incorporated by reference from the registrant’s Definitive Proxy Statement for the 2012 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission. The 2012 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2012.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K, including statements about our strategies, expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market size and growth, and return on investments in products and market, are based on information available to us on the date of this document, and we assume no obligation to update such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms or other comparable terminology. Readers of this Annual Report on Form 10-K are strongly encouraged to review the section entitled “Risk Factors”.

PART I

Item 1.  Business

Overview

Lifeloc is a Wheat Ridge, Colorado based  developer, manufacturer and marketer of portable hand-held breathalyzers and related supplies and education.  We design, produce and sell fuel-cell based breath alcohol testing equipment.  We compete in all major segments of the portable breath alcohol testing instrument market, including law enforcement, workplace, corrections, original equipment manufacturing (“OEM”) and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers’ alcohol testing programs. We sell globally through distributors and sales agents, as well as directly to users.

Lifeloc incorporated in Colorado in December 1983.  We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com, www.lifeguardbreathtester.com and www.lifeloc.fr.  Information contained on our websites does not constitute part of this Form 10-K.

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

In late 2009, Lifeloc released the LifeGuard Personal Breathalyzer,  a personal alcohol breath tester that incorporates the same fuel-cell technology used in our professional devices. LifeGuard is one of the first fuel-cell based personal breathalyzers available. Intended for the global consumer breathalyzer market, LifeGuard is sold directly to consumers in the U.S. and marketed through distributors worldwide.  Prior to sale in the U.S., all consumer breathalyzers, such as LifeGuard, are required by law to be tested and to receive 510(k) clearance from the Food and Drug Administration (“FDA”) as Class I medical devices, which means the device is substantially equivalent in performance and safety to other currently marketed consumer breathalyzers.  LifeGuard received this FDA clearance in 2009.

In early 2013, we launched the FC5 Hornet, a new generation of passive alcohol tester designed for schools, law enforcement and related zero-tolerance screening applications.

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

Workplace testing sales represented approximately 47% and international sales represented approximately 35% of our equipment sales in 2012, with sales in the law enforcement, corrections, and OEM markets accounting for the remainder.  International sales were lower in 2012 than in 2011, due to the absence of a large non-recurring order shipped in 2011.  We are unable to estimate our market penetration as there is little market size information available.

One leading competitor is Intoximeters, Inc. of St. Louis, Missouri, a long-established company with strong name recognition in the field of alcohol testing.  It has well established sales channels, a large customer base, and a broad product line.  CMI of Owensboro, Kentucky, another major competitor, also has a well established name, strong position in stationary units used in police work, and international market coverage.  Draegerwerk AG & Co. KGaA (“Draeger”), based in Germany, manufactures safety and gas testing equipment.  Its breath alcohol testers are respected for their quality and performance.

In addition, other technologies for the measurement of breath alcohol exist and are employed in other market and application segments where the technology may be more suitable or developed to the specific requirements. These include:

▪
Infrared devices, which use infrared light absorption to detect breath alcohol.  These devices generally lack portability, and are usually found in fixed locations, such as police stations, where subjects are brought for testing.  This technology has the advantage of being mandated by law in most states for evidential use in breath testing.

▪
Semi-conductor breath testing technology, which is used primarily in consumer breathalyzers.  Its primary advantage is low cost, but the technology is not widely accepted by professional users as being as accurate as fuel cell technology.

▪
Chemical tests, which are based on urine testing.  This approach to alcohol testing is more intrusive, less convenient than breath testing, and requires subsequent analysis by trained technicians for results.

▪
Blood alcohol tests, which require blood samples.  These tests are widely believed to be the most accurate form of alcohol testing because they measure blood alcohol content directly from a sample of the subject’s blood.  However, the results are not instantaneous and the tests are more intrusive than breath alcohol testing.

Marketing

Marketing activities associated with our business include the communication of our value proposition through direct mail, direct and indirect sales channels, trade shows and an information-rich online presence.  We sell our products to the workplace and international markets primarily through distributors and sales agents.  We sell our law enforcement, corrections and consumer products directly to the end user and our OEM products directly to manufacturers. Leveraging our installed base is important, as is maintaining a well trained distributor network.  In 2009, we revised our workplace distributor program to place additional emphasis on volume incentives for growth in the form of a rebate program.  Under the program distributors receive a progressively greater percentage rebate based on the dollar sales they generate. We believe this program helps incentivize our distributors to achieve a higher level of sales than would otherwise be the case.

In April 2011 we loaned $62,500 to a recently formed company, Tipping Point, Inc. (“TPI”), for the purpose of implementing a mobile breath testing service.  Although the loan was paid down by $22,000 from inception to December 31, 2012, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan of $40,500. TPI is considered a related party as certain of our board members were also TPI board members during a portion of 2011.

Domestic Distribution

The majority of our sales into the workplace market are made through distributors.  Sales are made by these distributors pursuant to agreements that renew automatically each year unless terminated by either party with advance notice, and such agreements typically grant protected lead generation areas.

International Distribution

Based on reports from our international distributors, we believe that many countries around the world are instituting tougher alcohol abuse prevention laws, strengthening the enforcement of current laws, or both. These laws set limits on the amount of alcohol an individual may have in the blood at specific times (e.g., while driving or during safety-sensitive work activities), or at any time for certain parolees and probationers.  Over 90% of our international sales for all product lines are made by local distributors, who are given territories pursuant to agreements that renew automatically each year unless terminated by either party with advance notice.  Lifeloc has sold instruments to customers in over 60 countries on six continents worldwide.

Research and Development

We believe that our future success depends to a large degree on our ability to conceive and develop new alcohol detection and measurement products and related services that (1) open new markets to Lifeloc, (2) enhance the performance of our current products and (3) lower our costs or otherwise improve our methods of manufacture. Accordingly, we expect to continue to invest in research and development.  We spent $523,055 and $440,579 during 2012 and 2011, respectively, on research and development. The amount spent in 2012 was higher than the amount spent in 2011 because we updated our core workplace and law enforcement product lines as well as customized certain of our devices to meet specific in-country language and procedural requirements.

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

To address this concern, on July 1, 2010 we entered into a technology transfer agreement with Fuel-Cell Sensors (“FCS”), an unrelated third-party manufacturer with an established reputation for manufacturing fuel cells.  Pursuant to the technology transfer agreement, we acquired a perpetual-term license to technology that will allow us to manufacture our own fuel cells.  We will pay a royalty to FCS based on the year in which the units are sold and the number sold.  The agreement terminates after three years from the effective date at which time we will be required to pay a termination fee. We are in the final stages of completing our integration of the technology and expect to begin manufacturing our own fuel cells in 2013.

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

We file for patents, copyrights and trademarks to protect our intellectual property rights to the extent practicable.  We hold the rights to four United States patents and have three patent applications pending.  These patents have expiration dates ranging from July 2023 to September 2031.  In 2012 we filed one provisional patent application.  In January, 2013 we filed two patent applications.  We are not aware of any infringements of our patents.  We protect our patents from infringement in each instance where we determine that doing so would be economical in light of the expense involved and the level and availability of our financial resources.  While we believe that our pending applications relate to a patentable device or concept, the patents may not be issued.

Employees

As of December 31, 2012, we had 31 full-time employees and three part-time employees.  There were eleven employees in manufacturing, seven in engineering/research and development, ten in sales and marketing and six in finance and administration.  We are not a party to any collective bargaining agreements.  We believe our relations with our employees are good.

Customers

Revenues from our largest customers, as a percentage of total revenues, for 2012 and 2011 were as follows:

	2012	2011
Smart Start, Inc.	10%	12%
Imporvalia S.A.	-	11%
Customer A	5%	6%
Customer B	4%	-
All Others	81%	71%
	100%	100%

No other customer accounted for more than 4% of our revenues in 2012 and 2011.  At December 31, 2012, receivables included $113,106 (28%) from one customer, and no more than 13% from any other single customer.

Environmental Matters

Our operations are subject to a variety of federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relative to the protection of the environment.  Lifeloc sells cylinders of ethanol in nitrogen (UN1956, Class 2.2) for use in calibrating breath alcohol testers. The gas mixture is a hazardous material as defined by the DOT (see 49 CFR 172). We fully comply with the appropriate DOT regulations for the handling and shipment of dry gas containers, as well as all other state or local laws governing the transportation of hazardous materials. The DOT regulations include strict labeling and packaging requirements, as well as requirements pertaining to shipping papers and declaration forms that must be completed by the shipper.  In addition, we provide a Material Safety Data Sheet (“MSDS”) with every tank, and all employees involved in shipping hazardous materials are required to have appropriate certification.   Failure to comply with these regulations could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability, which could have a material impact on our business. The cost of complying with these regulations is considered as an ongoing cost of operations, and is negligible.

Government Regulation of the Business

All breath testers sold in the United States explicitly for personal use are regulated as Class I medical devices by the Food and Drug Administration (“FDA”). These devices require premarket clearance by the FDA under Section 510(k) of the Food, Drug and Cosmetic Act (21 U.S.C. § 301 et seq.) before a manufacturer can market them. Specifically, medical device manufacturers are required to submit a premarket notification if they intend to introduce a device into commercial distribution for the first time or reintroduce a device that will be significantly changed or modified to the extent that its safety or effectiveness could be affected. Such change or modification could relate to the design, material, chemical composition, energy source, manufacturing process, or intended use. Lifeloc currently sells one model for personal use, the LifeGuard, and we received FDA 510(k) clearance in 2009, prior to market introduction.  There have been no material changes or modifications in LifeGuard since its initial clearance. All of Lifeloc’s other products are designated for professional use and do not require FDA clearance.  The FDA provides regulations governing the manufacture and sale of our LifeGuard product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of December 31, 2012, we had not been inspected by the FDA; however, we believe we were in substantial compliance with the regulations described above.

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

State and Local Regulations

Portable fuel-cell based technology has been used to show probable cause in many state jurisdictions, based on the individual device’s DOT approval.

In certain states, the results of portable fuel cell breath testers are admissible as evidence of intoxication in DUI prosecution. In other states, infra-red technology is considered the standard for evidence of intoxication, because of its ability to perform real-time analysis of the entire breath exhalation thereby giving it the ability to detect interference from mouth alcohol. In those states, portable fuel cell based breath testers are not admissible as evidence of intoxication, although they may still be used to establish probable cause.

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

If the economic downturn continues, our customers may delay, reduce or cancel their purchases of our products, particularly if they or their customers have reduced capital budgets or have difficulty obtaining credit, and this would reduce our revenues.  The economic downturn could also increase competition, which could have the effect of forcing us to reduce our prices.  We could incur losses if a customer’s business fails and the customer is unable to pay us, or pay us on a timely basis. Likewise, if our suppliers have difficulty in obtaining credit or in operating their businesses, they may not be able to provide us with the materials we use to manufacture our products.  These actions could result in reduced revenues and higher operating costs, and have an adverse effect on our results of operations and financial condition.

We rely on customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

Ten percent of our total sales in 2012 were attributable to one customer, with whom we do not have a long-term contract.  If orders from that customer are not renewed, our revenues will be adversely affected.  Furthermore, at December 31, 2012, our accounts receivable balance included approximately 28% from one customer.

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

We are subject to regulation by the United States Department of Transportation (“DOT”) and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance (ODAPC) publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the Conforming Products List of Evidential Devices published periodically in the Federal Register.  Law enforcement applications also require that portable breath testing instruments be included on the DOT Conforming Products List.  Lifeloc’s FC10, FC20, EV30, Phoenix and Phoenix 6.0 are included on the conforming products list.  We believe that we were in substantial compliance with the regulations described above as of December 31, 2012 for our products sold into these markets and states.

In addition, our LifeGuard product is regulated as a Class I medical device by the Food and Drug Administration (“FDA”) and requires premarket clearance by the FDA under Section 510(k) of the Food, Drug and Cosmetic Act (21 U.S.C. § 301 et seq.) before a manufacturer can market them. We will be required to submit a premarket notification if we intend to introduce a new device into commercial distribution for the first time or reintroduce a device that will be significantly changed or modified to the extent that its safety or effectiveness could be affected.

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

Portable breath testers (“PBTs”) are not used to the same degree in each state. Usage is determined by a complex combination of individual state DUI laws, historical practice, and individual state directions for alcohol testing. Some states do not accept breath alcohol testing as evidence. Other states may prefer different breath alcohol testing technology, such as infrared. Lifeloc cannot control the direction or timing of changes to individual state DUI laws, public and political sentiment toward the use of PBTs, or individual state preferences for a specific breath alcohol testing technology. These factors may threaten current state contracts and future state contracts and our revenues may decline, harming our business.

Our business relies on state contracts, governed by state contracting policies that are beyond our control.

Many state purchases of PBTs are governed by state contracts with competitive price bids, multiple year terms and without guarantees of purchases. Other states prefer to share PBT usage across several vendors, also without guarantees of volume. These state practices limit Lifeloc’s ability to retain current business, forecast volumes and win new business. Furthermore, a significant amount of our law enforcement business is concentrated in four states (California, Michigan, Idaho, and Colorado). Loss of this business, or delays or cancellations in purchasing by these states, could seriously impact our law enforcement business.

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

From time to time, subcontractors may produce certain of our products for us, and our business is subject to the risk that these subcontractors may fail to make timely delivery and/or become unable to acquire essential supplies and services from third parties in a timely fashion.  If this occurs, we may not be able to deliver our products on a timely basis and our revenues may decline. Our products and services are also from time to time used as components in the products of other manufacturers. We are therefore subject to the risk that manufacturers that integrate our products or services into their own products may change their source of supply to other vendors, may change their product designs in a way that eliminates our components, and/or may choose to have their components manufactured by other means.   If this occurs, our sales may decline and our business may be harmed.

We may be exposed to claims of liability.

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products.  We maintain product liability insurance to cover us in the event of liability claims, and as of December 31, 2012, no such claims have been asserted or threatened against us.  However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Our quarterly operating results may vary significantly depending upon factors such as:

▪	the timing of completion of significant orders;
▪	the timing and amount of our research and development expenditures;
▪	the costs of initial production in connection with new products;
▪	the availability, quality and cost of key components that go into the assembly of our products;
▪	the timing of new product introductions — both by us and by our competitors;

▪	changes in the regulatory environment and regulations under which we operate;
▪	the loss of a major customer;
▪	the timing and level of market acceptance of new products or enhanced versions of our existing products;
▪	our ability to retain existing employees, customers and our customers’ continued demand for our products and services;
▪	our customers’ inventory levels, and levels of demand for our customers’ products and services; and
▪	competitive pricing pressures.

We may not be able to grow or sustain revenues or achieve or maintain profitability on a quarterly or annual basis, and levels of revenue and/or profitability may vary from one such period to another.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of fiscal year 2012, management identified material weaknesses in our internal control over financial reporting as discussed in Item 9A of this Annual Report on Form 10-K. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. We are actively engaged in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

We monitor our capital adequacy on an ongoing basis. To the extent that our funds are insufficient to fund future operating requirements, we may need to raise additional funds through corporate finance transactions or curtail our growth and reduce our liabilities. Any equity, hybrid or debt financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition and operating results could be adversely affected.

We have a number of large, well-financed competitors who have research and marketing capabilities that are superior to ours.

The industry in which we operate is highly competitive. Many of our existing and potential competitors have greater financial resources and manufacturing capabilities, more established and larger marketing and sales organizations and larger technical staffs than we have.  Other companies, some with greater experience in the alcohol monitoring industry, produce products and services that compete with our products and services. If any of our competitors are successful in developing products that are superior to our products, or competing products that sell for lower prices, this may cause a reduction in the demand for our products and a reduction in our revenue and our profits.

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

Risks Related to Our Stock

Shares of our common stock lack a significant trading market.

Shares of our common stock are not eligible for trading on any national securities exchange. Our common stock may be quoted in the over-the-counter market on the OTC Bulletin Board or in what are commonly referred to as “pink sheets.” However, these markets are highly illiquid. There is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities quoted on the OTC Bulletin Board as compared with securities traded on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, or to obtain coverage for significant news events concerning us, and our common stock could become substantially less attractive for margin loans, for investment by financial institutions, as collateral for borrowing, as consideration in future capital raising transactions or for other purposes.

Under Exchange Act Rule 144, a person who has beneficially owned restricted shares of our common stock for at least one year is entitled to sell their securities provided that such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale. Persons who have beneficially owned restricted shares of our common stock for at least one year but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following: 1% of the total number of securities of the same class then outstanding; or the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.  A sale under Rule 144 or under any other exemption from the Securities Act of 1933, as amended (the “Securities Act”), if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop.

Additionally, the price of our securities may be volatile as a result of a number of factors, including, but not limited to, the following:

▪	our ability to successfully conceive and to develop new products and services to enhance the performance characteristics and methods of manufacture of existing products;
▪	our ability to retain existing customers and customers’ continued demand for our products and services;
▪	the timing of our research and development expenditures and of new product introductions;
▪	the timing and level of acceptance of new products or enhanced versions of our existing products; and
▪	price and volume fluctuations in the stock market at large which do not relate to our operating performance.

Our principal stockholder has significant voting power and may take actions that may not be in the best interests of other stockholders.

Vern D. Kornelsen, Chairman of the Board of Directors, secretary, and Chief Financial Officer, beneficially owned approximately 78% of our outstanding common stock as of December 31, 2012.  Through this ownership, Mr. Kornelsen is able to control the composition of our board of directors and direct our management and policies. Accordingly, Mr. Kornelsen has the direct or indirect power to:

▪	elect all of our directors and thereby control our policies and operations;
▪	amend our bylaws and some provisions of our articles of incorporation; and
▪	prevent mergers, consolidations, sales of all or substantially all our assets or other extraordinary transactions.

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

Blue Sky considerations may limit sales in certain states.

The holders of our securities and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our securities. Investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding the company in an accepted publication which permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. There is no guarantee that we will be able to secure a listing containing all of this information or how long it might take to secure such a listing. Until a listing is published, trading in our securities will be subject to significant state law restrictions. Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports. While many states expressly recognize these manuals, a smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals, making applicability of the manual exemption uncertain in those states. The following states do not have provisions expressly recognizing the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin. While we may, in our discretion, cause our securities to be registered under the state securities laws of these or other states, there is no guarantee that we will do so.

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002, new regulations promulgated by the SEC and the rules of the OTC Market.  These and other laws relating to corporate governance and public disclosure have increased our general and administrative expenses.  These new or changed laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards result in different outcomes from those intended by regulatory or governing bodies, our business may be harmed.

We may issue shares in the future, diluting your interest in us.

Our 2002 Stock Option Plan expired in 2012.  In January 2013, our board of directors adopted a new Stock Option Plan, which provides for the grant of options to purchase up to 150,000 shares of our common stock.  The new Plan will be submitted to our shareholders for approval at their next annual meeting on April 1, 2013.  Moreover, we expect to issue additional shares and options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital.  Any such issuances will have the effect of further diluting the interest of the holders of our securities.

Stockholders should not anticipate receiving cash dividends on our stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 1B.  Unresolved Staff Comments

Not required for small reporting companies.

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

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not listed on an established public trading market. Our stock is quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our shares is LCTC. Only limited and sporadic trading occurs. Subject to the foregoing qualification, the following table sets forth the range of bid quotations, for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal Year 2012	Bid Price
1st Quarter (1)	$2.50 – 4.00
2nd Quarter	$2.50 – 4.00
3rd Quarter	$2.50 – 2.50
4th Quarter	$0.51 – 3.51

(1)  Represents the period beginning January 17, 2012, the date of the first bid made on the Company’s stock, through March 30, 2012.

Dividend Policy

We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and expand our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements, and other factors the board of directors deems relevant.

Item 6.  Selected Financial Data

Not required for smaller reporting companies.

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

Overview

We have been a developer and manufacturer of advanced alcohol testing instruments since 1986.  We design and produce high-quality, precise and rapid recovery alcohol testing instruments for use in the workplace, clinics, schools, law enforcement, corrections, and other applications.  We offer our customers accessories, service support, training and supplies.  Our internet websites are www.lifeloc.com, www.lifeguardbreathtester.com, and www.lifeloc.fr.

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

Outlook

Installed Base of Breathalyzers.  We believe the installed base of our breathalyzers will increase as the inherent risks associated with drinking while driving, and of working in safety sensitive jobs, become more widely acknowledged and as our network of direct and independent sales representatives grows.  We believe that increased marketing efforts, the introduction of new products and the expansion of our network of sales representatives may provide the basis for increased sales and continuing profitable operations.  However, these measures, or any others that we may adopt, may not result in either increased sales or continuing profitable operations.

Possibility of Operating Losses.  Over the past several years we have operated profitably; however, prior to that we incurred losses.  At December 31, 2012, we have an accumulated deficit of $563,832.  There is no assurance that we will not incur losses in any given quarter or year in the future.

Sales Growth.  We expect to increase sales in the U.S. and worldwide as our network of direct and independent sales representatives grows, becomes more proficient and expands the number of new accounts.  Orders for all of our products, particularly ignition interlock components and breath alcohol testing kiosks, are on an intermittent purchase order basis and there is no assurance they will continue at any given rate, or that orders will repeat.

Sales and Marketing Expenses.  We continue our efforts to expand our domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to do so.  Sales and marketing expenses are expected to increase as we increase our direct sales representatives and marketing efforts.

Research and Development Expenses.  Research and development expenses are expected to increase to support refinements to our products, and the development of additional new products.

Results of Operations

Net sales. Our product sales for the year ended December 31, 2012 (“FY 12”) were $6,538,701, a decrease of 21% from $8,290,852 in the fiscal year ended December 31, 2011 (“FY 11”).  Our international business was down as a result of a large international order in FY 11 that did not repeat in FY 12.  Domestic sales were also lower, due to tightening economic conditions in our markets.  Our OEM business was lower as a result of a large customer redesigning its ignition interlock product and therefore placing fewer orders, although it was offset in part by royalties on product sales by a former OEM customer that licensed our patented breath alcohol testing algorithms.

Royalties.  In 2012 we entered into a royalty agreement with a former OEM customer which provides for the monthly payment of royalties to us on all products containing certain of our software sold by our customer.

Gross profit.   Gross profit for FY 12 of $3,157,647, represented a decrease of 16% from gross profit of $3,755,304 for FY 11 as a result of decreased sales volume.  Gross profit as a percentage of sales (gross margins) remained relatively consistent at 46% in 2012 as compared with 45% in 2011.

Research and development expenses.  Research and development expenses were $523,055 in FY 12, an increase of $82,476 or 19% from $440,579 in FY 11.  The increase was primarily a result of increases in outsourced services in connection with several product development efforts.

Sales and marketing expenses.  Sales and marketing expenses were $855,193 in FY 12, a decrease of $218,752, or 20% from $1,073,945 in FY 11.  The decrease resulted primarily from lower compensation due to decreased sales volume.

General and administrative expenses.  General and administrative expenses were $1,081,900 in FY 12, an increase of $43,747, or 4%, from $1,038,153 in FY 11.  The increase consisted mostly of increased compensation, offset in part by a decreased allowance for bad debts.

Other income.  Interest income increased from $12,907 in FY 11 to $16,151 in FY 12 primarily as the result of a larger amount of cash available for investment.  We recovered $12,000 on the Tipping Point, Inc. loan, which accounted for all of the bad debt recovery in FY 12 vs. $0 in FY 11.

Net income.   Net income in FY 12 of $478,985 represented a decrease of $299,944 compared to FY 11 net income of $778,929.  The decrease of 39% is a result of the decrease in sales, offset in part by a lower provision for federal and state income taxes.

Trends and Uncertainties That May Affect Future Results

Revenues in 2012 are down compared to revenues in 2011, due to tightening economic conditions in our markets as well as to international and OEM orders that did not repeat.  We expect our year-to-year and quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

As a result of expected continuing growth and increased staffing needs, equipment expenditures during FY 12 were $140,577, compared to $135,074 for 2011.

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

On May 11, 2004, we entered into a credit facility agreement with Citywide Bank, which was renewed until June 1, 2013 on May 11, 2012. The terms of the credit facility include a line of credit for $150,000 for one year at an interest rate calculated at prime rate plus 1%.  Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing.  At December 31, 2012 and 2011, we had not borrowed any amounts from the credit facility.  The credit facility requires us to meet certain financial covenants. At December 31, 2012 and at December 31, 2011, we were in compliance with the financial covenants.

As of December 31, 2012, cash and cash equivalents were $2,338,012, trade accounts receivable were $405,321 and current liabilities were $543,041 resulting in a net liquid asset amount of $2,200,292.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we will be required to implement cost reduction measures, as necessary.

We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company during Q2 of FY11.  Although the loan was paid down by $22,000 by the end of FY 12, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan of $40,500.  This note has a provision entitling us to convert it into stock of TPI.  If converted, we would become a 20% equity holder of TPI.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the year ended December 31, 2012 and for the year ended December 31, 2011, warranty costs were not deemed significant.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years (three years for software and technology licenses).  We use the double declining method of depreciation for property and equipment, and the straight line method for software and technology licenses.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Certain FY 11 items have been reclassified to conform with the fiscal year ended December 31, 2012 presentation.  Such reclassifications had no effect on net income.

Off-Balance Sheet Transactions

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lifeloc Technologies, Inc.
Wheat Ridge, Colorado

We have audited the accompanying balance sheets of Lifeloc Technologies, Inc. as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. Lifeloc Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lifeloc Technologies, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP
Eide Bailly LLP
Greenwood Village, Colorado
March 15, 2013

LIFELOC TECHNOLOGIES, INC.
Balance Sheets
December 31, 2012 and 2011

ASSETS
CURRENT ASSETS:	2012	2011
Cash	$2,338,012	$1,844,802
Accounts receivable, net	405,321	449,836
Inventories, net	832,670	1,047,211
Income taxes receivable	174,129	-
Deferred taxes	130,172	87,355
Prepaid expenses and other	31,529	51,270
Total current assets	3,911,833	3,480,474

PROPERTY AND EQUIPMENT, at cost:
Production equipment	258,703	207,642
Office equipment	144,202	107,982
Sales and marketing equipment	175,344	150,513
Purchased software	46,203	38,157
Less accumulated depreciation	(365,728)	(256,364)
Total property and equipment, net	258,724	247,930

OTHER ASSETS:
Technology licenses, net	55,139	103,472
Patents, net	11,953	13,152
Deferred taxes, long term	2,112	2,382
Deposits and other	54,704	26,061
Total other assets	123,908	145,067

Total assets	$4,294,465	$3,873,471

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,796	$57,775
Customer deposits	294	2,347
Accrued expenses	278,324	331,286
Income taxes payable	-	121,280
Deferred income, current portion	158,527	68,384
Reserve for warranty expense	23,100	19,250
Total current liabilities	543,041	600,322

DEFERRED INCOME, net of current portion	5,559	6,269

COMMITMENTS AND CONTINGENCIES (Note 5 and 8)

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,422,416 shares outstanding
in 2012 and 2011	4,309,697	4,309,697
Accumulated (deficit)	(563,832)	(1,042,817)
Total stockholders' equity	3,745,865	3,266,880

Total liabilities and stockholders' equity	$4,294,465	$3,873,471

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statements of Income
Years Ended December 31, 2012 and 2011

	2012	2011
REVENUES:
Product sales	$6,538,701	$8,290,852
Royalties	299,850	-
Total	6,838,551	8,290,852

COST OF SALES	3,680,904	4,535,548

GROSS PROFIT	3,157,647	3,755,304

OPERATING EXPENSES:
Research and development	523,055	440,579
Sales and marketing	855,193	1,073,945
General and administrative	1,081,900	1,038,153
Total	2,460,148	2,552,677

OPERATING INCOME	697,499	1,202,627

OTHER INCOME:
Interest income	16,151	12,907
Bad debt recovery	12,000	-
Total	28,151	12,907

NET INCOME BEFORE PROVISION FOR TAXES	725,650	1,215,534

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(246,665)	(436,605)

NET INCOME	$478,985	$778,929

NET INCOME PER SHARE, BASIC	$0.20	$0.32

NET INCOME PER SHARE, DILUTED	$0.20	$0.32

WEIGHTED AVERAGE SHARES, BASIC	2,422,416	2,422,416

WEIGHTED AVERAGE SHARES, DILUTED	2,442,706	2,423,613

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statement of Stockholders' Equity
Years Ended December 31, 2012 and 2011

	Common Stock		Accumulated
	Shares	Amount	(Deficit)	Total
BALANCES, DECEMBER 31, 2010	2,422,416	$4,277,497	$(1,821,746)	$2,455,751

Net income	-	-	778,929	778,929
Compensation expense related to stock options	-	32,200	-	32,200

BALANCES, DECEMBER 31, 2011	2,422,416	4,309,697	(1,042,817)	3,266,880

Net income	-	-	478,985	478,985

BALANCES, DECEMBER 31, 2012	2,422,416	$4,309,697	$(563,832)	$3,745,865

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statements of Cash Flows
Years Ended December 31, 2012 and 2011

CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011
Net income	$478,985	$778,929
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	179,315	134,543
Provision for bad debt	-	52,500
Deferred taxes	(42,547)	(35,207)
Compensation expense related to stock options	-	32,200
Changes in operating assets and liabilities-
Accounts receivable	44,515	(109,218)
Inventories	214,541	(110,748)
Income taxes receivable	(174,129)	-
Prepaid expenses and other	19,741	16,043
Deposits and other	(28,643)	(14,488)
Accounts payable	25,021	(245,753)
Customer deposits	(2,053)	(124,156)
Accrued expenses	(52,962)	67,619
Income taxes payable	(121,280)	121,280
Reserve for warranty expense	3,850	4,250
Deferred income	89,433	(24,818)
Net cash provided from operating activities	633,787	542,976

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(140,577)	(135,074)
Purchase of technology license	-	(25,000)
Net cash (used in) investing activities	(140,577)	(160,074)

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

NET INCREASE IN CASH	493,210	382,902

CASH, BEGINNING OF PERIOD	1,844,802	1,461,900

CASH, END OF PERIOD	$2,338,012	$1,844,802

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$-	$-

Cash paid for income tax	$289,212	$471,812

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2012 and 2011

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

Cash and Cash Equivalents.   For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2012 and 2011.

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

The amount of cash on deposit with three financial institutions exceeded the $250,000 federally insured limit at December 31, 2012 by $1,587,577.  However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Note Receivable.  We made a loan of $62,500 to Tipping Point, Inc. (TPI), an early stage company during the second quarter of 2011.  Although the loan was paid down by $22,000 from inception to December 31, 2012, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan of $40,500, leaving a net amount of $0, which has been included in our balance sheet at $0 at December 31, 2012. This note has a provision entitling us to convert it into stock of Tipping Point, Inc.  If converted, we would become a 20% equity holder.

Accounts Receivable.  Accounts receivable are typically unsecured and are derived from transactions with and from entities primarily located in the United States or from international distributors with a proven payment history; we require pre-payment or letters of credit for most international orders.  Accordingly, we may be exposed to credit risks generally associated with the alcohol monitoring industry.  Our credit policy calls for payment in accordance with prevailing industry standards, generally 30 days.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended December 31	2012	2011
Balance, beginning of year	$10,000	$5,900
Provision for estimated losses	63,917	11,735
Write-off of uncollectible accounts	(33,917)	(7,635)
Balance, end of year	$40,000	$10,000

The net accounts receivable balance at December 31, 2012 of $405,321 included an account from one customer of $113,106 (28%), $52,850 (13%) from a second customer, and no more than 7% from any one other customer. The net accounts receivable balance at December 31, 2011 of $449,836 included an account from one customer of $109,980 (24%), and no more than 9% from any one other customer.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At December 31, 2012 and 2011, inventory consisted of the following:

	2012	2011
Raw materials & deposits	$271,865	$329,649
Work-in process	126,209	191,079
Finished goods	479,596	576,483
Total gross inventories	877,670	1,097,211
Less reserve for obsolescence	(45,000)	(50,000)
Total net inventories	$832,670	$1,047,211

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended December 31	2012	2011
Balance, beginning of year	$50,000	$20,000
Provision for estimated obsolescence	31,130	90,085
Write-off of obsolete inventory	(36,130)	(60,085)
Balance, end of year	$45,000	$50,000

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years. We utilize the double-declining method of depreciation for property and equipment due to the expected usage of the property and equipment over time. This method is expected to continue throughout the life of the equipment.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended December 31, 2012 and 2011 was $129,783 and $91,816 respectively.

Long-Lived Assets.   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.  No impairments were recorded for the years ended December 31, 2012 and 2011.

Technology Licenses.  In 2011 we entered into a technology license agreement with an unrelated third-party manufacturer, pursuant to which we acquired a perpetual-term license to technology that will allow us to manufacture our own fuel cells.  We have made three equal lump-sum payments, based on achievement of milestones related to our establishment of successful production facilities.  The total, $120,000, is being amortized over three years commencing in 2011, using the straight line method, with amortization expense of $40,000 for the year 2012 and $36,667 for the year 2011.  We are required to make varying royalty payments based on the year in which the units are sold and the number sold.  The agreement will be terminated after 3 years for a payment by us of an amount equal to 3 times the preceding year’s royalties.  At December 31, 2012 we had accrued $1,683 for this payment.  In 2011 we acquired a software license relating to Kiosk software technology for $25,000, which is being amortized over 3 years commencing in 2011, using the straight line method, with amortization expense of $8,333 for the year 2012 and $4,861 for the year 2011.  Subject to the payment of royalties and the achievement of milestones, the agreement covers a period of 3 ½ years.

Patents.   The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years in the United States, except design patents which are 14 years).  Amortization expense for each of the years ended December 31, 2012 and 2011 was $1,199.  Capitalized costs are expensed if patents are not granted.  We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.  A summary of our patents at December 31, 2012 and 2011 is as follows:

	2012	2011
Patents issued	$22,775	$22,775
Patent applications	-	-
Accumulated amortization	(10,822)	(9,623)
Total net patents	$11,953	$13,152

Accrued Expenses.  We have accrued various expenses in our December 31 balance sheets, as follows:

	2012	2011
Compensation	$190,266	$235,491
Federal and state income taxes	-	121,280
Rebates	64,111	72,645
Lease normalization	9,188	8,321
Property and other taxes	7,495	14,829
401(k) plan	5,581	-
Technology royalty termination	1,683	-
Total accrued expenses	$278,324	$452,566

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

Years Ended December 31	2012	2011
Balance, beginning of year	$19,250	$15,000
Provision for estimated warranty claims	25,337	22,246
Claims made	(21,487)	(17,996)
Balance, end of year	$23,100	$19,250

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

Revenue Recognition.   Revenue from product sales is recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable.  The prices at which we sell our products are fixed and determinable at the time we accept a customer's order. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims, and generally have no ongoing obligations related to product sales, except for normal warranty.

Service and extended warranty contracts are booked as sales over their life on a straight-line basis. Supplies are recognized as sales when they are shipped.  Training revenues are recognized at the time the training occurs.  On occasion we arrange for customer financing and leasing through unrelated third parties.  We recognize as revenue a fee from this arrangement at the time of the transaction.  Occasionally, we rent used breathalyzers to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.

Royalty income is recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable and collectability is reasonably assured.

Deferred Revenue.  Deferred revenues arise from service contracts and from extended warranty contracts.  Those revenues are recognized on a straight-line basis over the life of the contract, which generally are written for one year.  However, there are occasions when they are written for longer terms up to four years.  In those cases, the revenues from that portion of the contract that extend beyond one year are shown in our balance sheet as long term.  Deferred revenues also result from progress payments received on development contracts; those revenues are recognized when the contract is complete.  All development contracts are for less than one year and all deferred revenues from this source are shown in our balance sheet as short term.

Workplace Distributor Agreements.  The material provisions of our standard distribution agreement are as follows: The distributor agrees to represent Lifeloc to the exclusion of directly competitive products unless Lifeloc has been notified and expressly agreed to such representation of competitive products. To effect this representation, the distributor agrees to (i) use its best efforts to professionally promote, market, and sell all Lifeloc’s evidential models; (ii) maintain mutually acceptable sales volume reasonably representative of market potential; (iii) qualify for and act as a trainer or instructor for Lifeloc products; (iv) consult with Lifeloc for technical and marketing information as necessary; (v) participate in an annual distributor training and certification renewal meeting and otherwise stay informed of Lifeloc’s products, policies, and applicable alcohol testing regulations and practices; (vi) purchase and maintain current demonstration units for sales and training purposes, which shall consist of one of each model for each sales or training individual on staff; (vii) to the maximum extent possible, ensure end-users are registered for warranty on all Portable Breath Testers sold; (viii) actively pursue all equipment and training leads that Lifeloc provides, and work actively and cooperatively with Lifeloc to close sales and conduct training regardless of whether the sale is initiated or consummated by the distributor or Lifeloc; (ix) take responsibility for conducting in-person equipment demonstration and on-site training within its designated service area; and (x) at all times maintain the confidentiality of the company’s proprietary information and integrity of its trademarks and abide by specific quality and use guidelines for trademarks.  Lifeloc agrees to (i) support the sales efforts of the distributor by providing timely shipments, technical advice, training, and communications regarding pricing, product, sales programs, and deliveries; (ii) maintain an active training and certification program designed by Lifeloc for its products; (iii) make available information and materials Lifeloc deems useful for the promotion of its products; (iv) provide warranty and service support for equipment sold; (v) provide timely advance notice of any price increase or product line changes; and (vi) maintain an active lead generation program.  The term of the standard distribution agreement is generally one year, but can be terminated by either party with or without cause, upon thirty days’ written notice.

Rebates.  Our rebate program is available to selected North American Workplace Distributors in good standing who are responsible for sales equaling at least $30,000 in one calendar year.  Distributors who meet the required sales threshold automatically earn a rebate, paid in January of the following year, equal to between 1 and 10 percent of that distributor’s total sales of the Company’s products.  We accrue for these rebates monthly, and they are shown in the Company’s balance sheets as accrued expenses.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  We had $32,200 of stock based compensation in 2011 and none in 2012.

Reclassification.  Certain fiscal year ended December 31, 2011 items have been reclassified to conform with the fiscal year ended December 31, 2012 presentation.  Such reclassifications had no effect on net income.

Change in Accounting Policy.  During the quarter ended March 31, 2012, management changed its policy of accounting for shipping and handling costs.  The Company now classifies freight billed to customers as sales revenue and the related freight cost as cost of sales.  The change to the accounting policy was made in order to better manage this facet of operations as a profit center.  As required, the 2011 presentation has been updated to reflect this change in accounting policy.  As such, sales and cost of sales have been increased by $241,900 for 2011.

Segment Reporting.   We have concluded that we have one operating segment.

Basic and Diluted Income and Loss per Common Share.  Net income or loss per share is calculated in accordance with ASC Topic 260, Earnings Per Share (“ASC 260”).  Under the provisions of ASC 260, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.

Recent Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

3.  STOCKHOLDERS’ EQUITY

Stock Option Plan.   We adopted our 2002 Stock Option Plan (the “Plan,” as summarized below) to promote our and our stockholders’ interests by helping us to attract, retain and motivate our key employees and associates. Under the terms of the Plan, the Board of Directors may grant either “nonqualified” or “incentive” stock options, as defined by the Internal Revenue Code and related regulations. The purchase price of the shares subject to a stock option will be the fair market value of our common stock on the date the stock option is granted.  Generally, vesting of stock options occurs immediately at the time of the grant of such option and all stock options must be exercised within five years from the date granted. The number of common shares reserved for issuance under the Plan is 375,000 shares of common stock, subject to adjustment for dividend, stock split or other relevant changes in our capitalization.  The Plan expired March 4, 2012.  In January, 2013 our board of directors adopted a new Plan for submittal to our shareholders for their approval at the next regular annual meeting, which provides for 150,000 shares to be reserved for issuance under the new Plan on terms similar to those of the expired Plan.

A summary of our stock option activity and related information for each of the fiscal years ended December 31, 2012 and 2011 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT DECEMBER 31, 2010	104,000	$0.40
Granted	23,000	-
Exercised	(104,000)	$0.40
Forfeited/expired	-	-
BALANCE AT DECEMBER 31, 2011	23,000	-
Granted	-	$3.69
Exercised	-	-
Forfeited/expired	-	-
BALANCE AT DECEMBER 31, 2012	23,000	$3.69

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2012:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$3.69	23,000	4	$3.69	23,000	$3.69

Of the 23,000 options exercisable as of December 31, 2012, all are incentive stock options. The exercise price of all options granted through December 31, 2012 has been equal to or greater than the fair market value, using a composite of peer entities since there were no publicly quoted market values of our common stock on the date of the grant.  None of the options for 21,000 shares of our common stock that remained available under the expired Plan were granted.

At their annual meeting on May 3, 2010, our stockholders approved a reverse stock split of our no par value common stock.  Every two shares of common stock were combined into one share.  No fractional shares were issued as a result of the reverse stock split.  Instead, each resulting fractional share of common stock was rounded to the nearest whole share.  The reverse stock split reduced the number of shares of common stock outstanding from 4,636,832 to 2,318,416 (which does not give effect to the options exercised on May 1, 2011 as described above).  The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share of $0.  All shares and per share data in the accompanying financial statements reflect the effects of the 1-for-2 reverse stock split that became effective on May 3, 2011.

4.  RELATED PARTY TRANSACTIONS

During 2011, we made a loan of $62,500 to Tipping Point, Inc. (“TPI”) of which $22,000 has been repaid.  Based on market conditions and expectations, we have provided a reserve against the remaining outstanding principal of $40,500.  Outstanding principal accrues interest at 10.0% per annum, payable monthly.  This note has a provision entitling us to convert it into stock of Tipping Point, Inc.  If converted, we would become a 20% equity holder.  TPI is considered a related party as certain of our board members were also TPI board members during a portion of 2011.

5.  COMMITMENTS AND CONTINGENCIES

We currently lease our facilities in Wheat Ridge, Colorado under a lease agreement containing cancellation terms of 180 days written notice on or after April 15, 2015 and upon remittance of any unamortized tenant improvements made by the landlord in excess of $16,000.  The minimum future lease payments by year are as follows:

Fiscal Year	Amount
2013	108,428
2014	111,681
2015	37,592
Total	$ 257,701

Rent expense for our facilities for the years ended December 31, 2012 and 2011 was $106,137 and $106,395 respectively.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships.  As of December 31, 2012 we had no obligation with respect to contingent severance benefit obligations.

Aside from the operating lease and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”) so far as our LifeGuard product is concerned.  The FDA provides regulations governing the manufacture and sale of our LifeGuard product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of December 31, 2012, we had not been inspected by the FDA; however, we believe we are in substantial compliance with all known regulations.

We are also subject to regulation by the United States Department of Transportation and by various state departments of transportation so far as our other products are concerned.  We believe that we are in substantial compliance with all known regulations.

6.  LINE OF CREDIT

On May 11, 2004, we entered into a credit facility agreement with Citywide Bank.  The terms of the credit facility, which matures on June 1, 2013, include a line of credit for $150,000 at an interest rate calculated at the prime rate plus 1%, or 4.25% at December 31, 2012 and 2011.  Our borrowing under the credit facility is limited to the amount of eligible receivables and inventory at the time of borrowing.  At December 31, 2012 and 2011, we had not borrowed funds from the credit facility and, under our eligible receivables and inventory limit, had $150,000 available to borrow.  The credit facility requires us to meet certain financial covenants, which we met as of December 31, 2012.  The credit facility is secured by cash and deposit accounts, accounts receivable, equipment, inventory and general intangibles.

7.  INCOME TAXES

We account for income taxes under ASC 740, which requires the use of the liability method.  ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Our income tax provision is summarized below:

Years Ended	December 31, 2012	December 31, 2011
Current:
Federal	$248,216	$408,854
State	40,996	62,958
Total current	289,212	471,812
Deferred:
Federal	(37,363)	(30,917)
State	(5,184)	(4,290)
Total deferred	(42,547)	(35,207)
Total	$246,665	$436,605

We will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.  Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before 2009 and state examinations for years before 2008.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	December 31, 2012	December 31, 2011
Federal statutory rate	$258,502	$447,357
Effect of:
State taxes, net of federal tax benefit	27,057	21,311
Other	(38,894)	(32,063)
Total	$246,665	$436,605

The components of the deferred tax asset are as follows:

Years Ended	December 31, 2012	December 31, 2011
Current Deferred Tax Assets:
Deferred service income	$60,240	$25,986
Bad debt reserve	30,590	23,750
Inventory reserve	17,100	19,000
Accrued vacation	13,464	11,304
Warranty reserve	8,778	7,315
Total current deferred tax assets	130,172	87,355
Long Term Deferred Tax Assets:
Deferred service income	2,112	2,382
	$132,284	$89,737

8.  LEGAL PROCEEDINGS

We are not involved in any legal proceeding as of the date of these financial statements.  We may become involved in litigation in the future in the normal course of business.

9.  MAJOR CUSTOMERS/SUPPLIERS

We depend on sales that are generated from our customers’ ongoing usage of alcohol testing instruments.    Except for one customer who contributed 10% ($683,261) to our total sales in 2012, no other customer contributed more than 5% ($332,898).  Two customers contributed 12% ($976,713) and 11% ($864,153) respectively to our total sales in 2011.  In making this determination, we considered the federal government, state governments, local governments, and foreign governments each as a single customer.  In 2012, we depended upon three vendors for approximately 24% of our purchases (three vendors and 26% respectively in 2011).

10.  DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We have adopted a 401(k) Profit Sharing Plan which covers all full-time employees who have completed 3 months of full-time continuous service and are age eighteen or older. Participants may defer up to 100% of their gross pay up to Plan limits.  Participants are immediately vested in their contributions.  We may make discretionary contributions based on corporate financial results for the year, which was determined to be 3% of the total payroll of the participating employees in 2012 and 2011.  In 2012 and 2011 we contributed $34,381 and $27,269 respectively.  The participants vest in Company contributions based on years of service, with a participant fully vested after six years of credited service.

11.  LICENSE OF SOFTWARE

In 2012 we entered into a non-exclusive license agreement with Smart Start Inc. for the use of our patented breath alcohol testing algorithms.  The agreement provides for termination with 6 months notice, and further provides for royalties based on the number of units sold which incorporate our software.  The transaction is being accounted for under the guidance of ASC 605-10, Revenue Recognition which states, in part, revenue can be recognized when collection of the fee agreement can be reasonably assured.

12.  SUBSEQUENT EVENTS

We evaluated subsequent events through the date the financial statements were issued and determined that none have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements, except that the board of directors approved the submittal of a stock option plan providing for the grant of up to 150,000 shares to our shareholders for approval at their regular annual meeting to be held April 1, 2013. In addition, we entered into a development contract on March 12, 2013 which calls for payments by us of $126,405, 1/2 of which ($63,203) was paid at signing, 1/4 ($31,601) of which will be due in July, 2013 and the remaining 1/4 ($31,601) of which will be due in October, 2013. This agreement is subject to cancellation with 30 days’ notice and payment of costs in the event that certain mileposts are not met.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2012. Based upon that evaluation, it was concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of the material weaknesses in our internal control over financial reporting discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of this annual report on Form 10-K, management, including our Chief Executive Officer and Principal Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment of internal control over financial reporting, as of December 31, 2012, management concluded that the Company did not maintain effective internal control over financial reporting because of the following control deficiencies that constitute material weaknesses:

1.
Insufficient access to appropriate technical research materials and sufficient technical accounting knowledge within the accounting department related to accounting for complex transactions and to evolving generally accepted accounting principles.

2.	Insufficient technical accounting knowledge within the audit committee to adequately provide oversight of the Company’s accounting and reporting functions.

Because of the material weaknesses identified above, a reasonable possibility exists that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis. However, our Chief Executive Officer and Principal Accounting Officer believe that the financial statements included in this annual report on Form 10-K present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Eide Bailly LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2012.

Plan for Remediation of Material Weaknesses

The remediation efforts outlined below are intended to address the identified material weaknesses in internal control over financial reporting.

1.
We will acquire access to additional technical research materials and evaluate the need to retain additional personnel to enable our accounting department to adequately respond to changes in our operations and to changes within generally accepted accounting principles.

2.	We will recruit a new director from outside the corporation to be appointed to our audit committee with the required credentials to serve as our audit committee financial expert.

We will consider the results of our remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as otherwise noted above, there were no significant changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9 B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2012 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2012.

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2012 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2012 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2012.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	23,000	3.69	-
Equity compensation plans not approved by security holders	-	-	-
Total	23,000	3.69	-

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2012 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2012.

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2012 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2012.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our consolidated financial statements are provided under Item 8 of this Annual Report.

(b) The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (3)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2010, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2010 (1)
10.6	Form of Standard Distribution Agreement(1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2010, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009(2)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1) Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.
(2) Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.
(3) Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2013
LIFELOC TECHNOLOGIES, INC.

By:	/s/ Kristie L. LaRose
Kristie L LaRose
Controller
Principal Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Barry R. Knott	March 15, 2013
Barry R. Knott
President and CEO Principal Executive Officer Director

/s/ Vern D. Kornelsen	March 15, 2013
Vern D. Kornelsen Chief Financial Officer Director

/s/ Kristie L. LaRose	March 15, 2013
Kristie L. LaRose Controller Principal Accounting Officer

/s/ Robert Greenlee	March 15, 2013
Robert Greenlee Director

/s/ Robert Summers	March 15, 2013
Robert Summers Director

/s/ Wayne Willkomm	March 15, 2013
Wayne Willkomm Director

/s/ Gurumurthi Ravishankar	March 15, 2013
Gurumurthi Ravishankar Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (3)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2010, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2010 (1)
10.6	Form of Standard Distribution Agreement(1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2010, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009(2)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1) Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.
(2) Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.
(3) Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012.