Form 10-Q
period 2013-03-31
Lifeloc Technologies, Inc
filed 2013-05-08
CIK 1493137

UNITED STATE
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,432,416 Shares
(Class)	(outstanding at May 7, 2013)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2013

 PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	March 31,
	2013	December 31,
CURRENT ASSETS:	(Unaudited)	2012
Cash	$2,126,187	$2,338,012
Accounts receivable, net	642,107	405,321
Inventories, net	1,069,630	832,670
Income taxes receivable	78,796	174,129
Deferred taxes	154,961	130,172
Prepaid expenses and other	91,149	31,529
Total current assets	4,162,830	3,911,833

PROPERTY AND EQUIPMENT, at cost:
Production equipment	269,766	258,703
Office equipment	147,727	144,202
Sales and marketing equipment	177,701	175,344
Purchased software	46,203	46,203
Less accumulated depreciation	(398,032)	(365,728)
Total property and equipment, net	243,365	258,724

OTHER ASSETS:
Technology licenses, net	43,049	55,139
Patents, net	16,053	11,953
Deferred taxes, long term	5,710	2,112
Deposits and other	108,067	54,704
Total other assets	172,879	123,908

Total assets	$4,579,074	$4,294,465

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$260,180	$82,796
Customer deposits	3,472	294
Accrued expenses	161,864	278,324
Deferred income, current portion	211,609	158,527
Reserve for warranty expense	23,850	23,100
Total current liabilities	660,975	543,041

DEFERRED INCOME, net of current portion	15,025	5,559

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,432,416 shares outstanding (2,422,416
at December 31, 2012)	4,324,897	4,309,697
Accumulated (deficit)	(421,823)	(563,832)
Total stockholders' equity	3,903,074	3,745,865

Total liabilities and stockholders' equity	$4,579,074	$4,294,465

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Product sales	$1,777,924	$1,803,689
Royalties	130,425	-
Total	1,908,349	1,803,689

COST OF SALES	959,179	1,000,291

GROSS PROFIT	949,170	803,398

OPERATING EXPENSES:
Research and development	160,569	119,331
Sales and marketing	248,327	200,018
General and administrative	337,981	306,584
Total	746,877	625,933

OPERATING INCOME	202,293	177,465

OTHER INCOME (EXPENSE):
Interest income	3,663	3,684
Bad debt recovery	3,000	-
Total	6,663	3,684

NET INCOME BEFORE PROVISION FOR TAXES	208,956	181,149

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(66,947)	(61,441)

NET INCOME	$142,009	$119,708

NET INCOME PER SHARE, BASIC	$0.06	$0.05

NET INCOME PER SHARE, DILUTED	$0.06	$0.05

WEIGHTED AVERAGE SHARES, BASIC	2,426,542	2,422,416

WEIGHTED AVERAGE SHARES, DILUTED	2,426,542	2,445,416

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012
Net income	$142,009	$119,708
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	44,753	42,511
Deferred taxes	(28,387)	(5,066)
Reserve for warranty expense	750	400
Changes in operating assets and liabilities-
Accounts receivable	(236,786)	(42,593)
Inventories	(236,960)	62,105
Income taxes receivable	95,333	-
Prepaid expenses and other	(59,620)	858
Deposits and other	(53,363)	14,294
Accounts payable	177,384	145,452
Customer deposits	3,178	(2,101)
Accrued expenses	(116,460)	(298,290)
Deferred income	62,548	4,744
Income taxes payable	-	66,507
Net cash provided from (used in)
operating activities	(205,621)	108,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,945)	(41,886)
Purchase of patent	(4,459)	-

Net cash (used in) investing activities	(21,404)	(41,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 10,000 shares of common stock at $1.52 per share	15,200	-

NET INCREASE (DECREASE) IN CASH	(211,825)	66,643

CASH, BEGINNING OF PERIOD	2,338,012	1,844,802

CASH, END OF PERIOD	$2,126,187	$1,911,445

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by us, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of 2013.  These financial statements do not include all disclosures associated with annual  financial statements and, accordingly, should be read in conjunction with footnotes contained in our financial statements for the year ended December 31, 2012 included in our Form 10-K.

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

Note Receivable. We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company during the second quarter of 2011.  Although the loan has been paid down by $25,000, including a repayment of $3,000 in the first quarter of 2013, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan for the full amount, leaving a net amount of $0, which is not included in our balance sheet at March 31, 2013.  This note has a provision entitling us to convert any outstanding balance into stock of Tipping Point, Inc.  TPI is considered a related party as certain of our board members were also TPI board members during a portion of 2011.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At March 31, 2013 and December 31, 2012, inventory consisted of the following:

	2013	2012
Raw materials & deposits	$405,827	$271,865
Work-in-process	225,649	126,209
Finished goods	491,351	479,596
Total gross inventories	1,122,827	877,670
Less reserve for obsolescence	(53,197)	(45,000)
Total net inventories	$1,069,630	$832,670

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income	$142,009	$119,708
Weighted-average shares — basic	2,426,542	2,422,416
Effect of dilutive potential common shares	-	23,000
Weighted-average shares — diluted	2,426,542	2,445,416
Net income per share — basic	$0.06	$0.05
Net income per share — diluted	$0.06	$0.05
Antidilutive employee stock options	0	0

4.  STOCKHOLDERS’ EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2013:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$3.69	23,000	4	$3.69	23,000	$3.69

Of the 23,000 options exercisable as of March 31, 2013, all are incentive stock options. The exercise price of all options granted through March 31, 2013 has been equal to or greater than the fair market value.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

5.  RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2013, we paid a consulting fee of $15,000 to a director.

6.  LINE OF CREDIT

In May, 2012, we extended our line of credit for $150,000 with Citywide Bank.  The credit facility will mature on June 1, 2013, and the interest rate is calculated at the prime rate plus 1%.  There was no balance due on the line of credit as of March 31, 2013 and December 31, 2012.

7.  COMMITMENTS

We entered into a development contract in March 2013, which calls for an initial deposit of $31,602, followed by seven monthly payments of $10,534.

8.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements, except that our shareholders approved a stock option plan providing for the grant of up to 150,000 shares at their annual meeting on April 1, 2013.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled “Risk Factors” in our December 31, 2012 Form 10-K.

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

Results of Operations

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Net sales. Our product sales for the quarter ended March 31, 2013 were $1,777,924, a decrease of 1% from $1,803,689 for the quarter ended March 31, 2012.  This decrease is attributable primarily to a decrease in orders from a large customer redesigning its ignition interlock product and therefore placing fewer orders, although it was offset in part by royalties on product sales by a former OEM customer that licensed our patented breath alcohol testing algorithms.  When royalties of $130,425 are included, total revenues of $1,908,349 increased by $104,660, or 6%, for the quarter ended March 31, 2013 when compared to the same quarter a year ago.

Gross profit.  Gross profit for the quarter ended March 31, 2013 of $949,170 represented an increase of 18% from gross profit of $803,398 for the quarter ended March 31, 2012 as a result of royalties resulting from a royalty agreement we entered into in 2012 with a former OEM customer, which provides for the monthly payment of royalties to us on all products containing certain of our software sold by our customer.  Gross profit as a percentage of product sales decreased from 56% to 54% as a result the lower product sales for the quarter ended March 31, 2013 vs. the product sales for the quarter ended March 31, 2012, and as a result of increased compensation for the quarter ended March 31, 2013.

Research and development expenses.  Research and development expenses were $160,569 for the quarter ended March 31, 2013, representing an increase of 35% over the $119,331 in the same quarter a year ago.  This increase resulted from personnel and compensation increases, as well as payments to outside vendors, required to maintain our product development efforts.

Sales and marketing expenses.   Sales and marketing expenses of $248,327 for the quarter ended March 31, 2013 represented an increase of 24% from sales and marketing expenses of $200,018 for the quarter ended March 31, 2012.  This increase resulted primarily from increased advertising outlays.

General and administrative expenses.   General and administrative expenses were $337,981 for the quarter ended March 31, 2013, which represented an increase of 10% over the $306,584 spent in the same quarter a year ago.  This increase results from additional public company expense, and from consulting fees paid to a director.

Other income.  The increase in other income resulted from a recovery of principal from the Tipping Point loan in the quarter ended March 31, 2013.

Net income.   Net income was $142,009 for the quarter ended March 31, 2013 compared to net income of $119,708 for the quarter ended March 31, 2012.  This increase of $22,301, or 19%, was the result of an increase in gross profit, offset in part by increased operating expenses as described above, as well as an increase in the provision for federal and state income taxes of $5,506.

Trends and Uncertainties That May Affect Future Results

Although revenues in 2013 are up slightly compared to revenues in 2012, we received several orders from international customers and from OEM customers in 2012 that are not expected to repeat in future periods.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

Our 2013 operating plan is focused on growing sales, increasing gross profits, increasing research and development costs as appropriate while increasing profits and positive cash flows.  We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for 2013.  However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

We have traditionally funded working capital needs through product sales and close management of working capital components of our business.  Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes. In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies.  Although we have been profitable during the last several years, we expect that operating losses could well occur in the future.  Should that situation arise, we may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms or at all.

On May 11, 2004, we entered into a credit facility agreement with Citywide Bank, which was renewed for one year in May 2012.  The terms of the credit facility include a line of credit for $150,000, which matures on June 1, 2013 at an interest rate calculated at prime rate plus 1%, and all of which was available at March 31, 2013.  Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing.  At March 31, 2013 and December 31, 2012 we had not borrowed any amounts from the credit facility.  The credit facility requires us to meet certain financial covenants. At March 31, 2013 and at March 31, 2012, we were in compliance with the financial covenants.

As of March 31, 2013, cash and cash equivalents were $2,126,187, trade accounts receivable were $642,107 and current liabilities were $660,975 resulting in a net liquid asset amount of $2,107,319.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we will be required to implement cost reduction measures, as necessary.

We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company, during Q2 of 2011.  Although the loan has been paid down by $25,000, a repayment of $3,000 in the first quarter of 2013 we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the full amount of the loan, leaving a net amount of $0, which is not included in our balance sheet at March 31, 2013.  Two of our directors formerly served as directors of TPI.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the quarter ended March 31, 2013 and for the quarter ended March 31, 2012, warranty costs were not deemed significant.

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

We recognize revenue from product sales when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable.  The prices at which we sell our products are fixed and determinable at the time we accept a customer's order. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims, and generally have no ongoing obligations related to product sales, except for normal warranty.

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

Our Chief Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of March 31, 2013 because of the material weaknesses in our internal control over financial reporting discussed below.

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

Because of the material weaknesses identified above, a reasonable possibility exists that a material misstatement in our financial statements will not be prevented or detected on a timely basis. However, our Chief Executive Officer and Principal Accounting Officer believe that the financial statements included in this quarterly report on Form 10-Q present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Plan for Remediation of Material Weaknesses

The remediation efforts outlined below are intended to address the identified material weaknesses in internal control over financial reporting.

1.
We have acquired access to additional technical research materials and have evaluated the need to retain additional personnel to enable our accounting department to adequately respond to changes in our operations and to changes within generally accepted accounting principles.

2.	We will attempt to recruit a new director to be appointed to our audit committee with the required credentials to serve as our audit committee financial expert.

On May 8, 2013, our Board appointed Dr. Wayne Willkomm to replace Dr. Robert Greenlee as chair of our audit committee.  We will consider the results of our remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as otherwise noted above, there were no significant changes in our internal control over financial reporting during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

    From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. As of the date of this filing, there are no material pending or overtly threatened legal actions against us of which we are aware.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On January 10, 2013 we sold 3,333 shares of our common stock and on February 15, 2013 we sold 6,667 shares of our common stock, in both cases to an officer and director at $1.52 per share pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The full purchase price was paid in cash.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
4.1	Form of Certificate representing Common Stock (1)
10.1	2013 Stock Option Plan
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2011, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2011 (1)
10.6	Form of Standard Distribution Agreement (1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2011, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009 (2)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.

(2)	Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOC TECHNOLOGIES, INC.

May 8, 2013	By:	/s/ Barry R. Knott
Date		Barry R. Knott
President and Chief Executive Officer (Principal Executive Officer)

May 8, 2013	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
4.1	Form of Certificate representing Common Stock (1)
10.1	2013 Stock Option Plan
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2011, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2011 (1)
10.6	Form of Standard Distribution Agreement (1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2011, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009 (2)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.

(2)	Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.