Form 10-Q
period 2013-06-30
Lifeloc Technologies, Inc
filed 2013-08-12
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,432,416 Shares
(Class)	(outstanding at August 7, 2013)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended June 30, 2013

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	June 30,
	2013	December 31,
CURRENT ASSETS:	(Unaudited)	2012
Cash	$2,502,693	$2,338,012
Accounts receivable, net	798,788	405,321
Installment receivables	1,032	-
Inventories, net	1,008,593	832,670
Income taxes receivable	20,041	174,129
Deferred taxes	153,850	130,172
Prepaid expenses and other	80,170	31,529
Total current assets	4,565,167	3,911,833

PROPERTY AND EQUIPMENT, at cost:
Production equipment	272,075	258,703
Office equipment	149,852	144,202
Sales and marketing equipment	177,701	175,344
Purchased software	46,203	46,203
Less accumulated depreciation	(431,714)	(365,728)
Total property and equipment, net	214,117	258,724

OTHER ASSETS:
Technology licenses, net	23,331	55,139
Patents, net	15,699	11,953
Deferred taxes, long term	6,638	2,112
Deposits and other	56,040	54,704
Total other assets	101,708	123,908

Total assets	$4,880,992	$4,294,465

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$295,816	$82,796
Customer deposits	510	294
Accrued expenses	247,407	278,324
Deferred income, current portion	218,613	158,527
Reserve for warranty expense	24,600	23,100
Total current liabilities	786,946	543,041

DEFERRED INCOME, net of current portion	17,467	5,559

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,432,416 shares outstanding (2,422,416
at December 31, 2012)	4,324,897	4,309,697
Accumulated (deficit)	(248,318)	(563,832)
Total stockholders' equity	4,076,579	3,745,865

Total liabilities and stockholders' equity	$4,880,992	$4,294,465

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended June 30,
	2013	2012
REVENUES:
Product sales	$1,986,662	$1,537,861
Royalties	122,387	116,576
Total	2,109,049	1,654,437

COST OF SALES	1,055,129	852,729

GROSS PROFIT	1,053,920	801,708

OPERATING EXPENSES:
Research and development	263,700	113,498
Sales and marketing	274,516	214,429
General and administrative	282,464	276,332
Total	820,680	604,259

OPERATING INCOME	233,240	197,449

OTHER INCOME (EXPENSE):
Interest income	3,959	4,003
Bad debt recovery	2,000	6,000
Total	5,959	10,003

NET INCOME BEFORE PROVISION FOR TAXES	239,199	207,452

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(65,694)	(75,017)

NET INCOME	$173,505	$132,435

NET INCOME PER SHARE, BASIC	$0.07	$0.05

NET INCOME PER SHARE, DILUTED	$0.07	$0.05

WEIGHTED AVERAGE SHARES, BASIC	2,426,542	2,422,416

WEIGHTED AVERAGE SHARES, DILUTED	2,426,542	2,445,416

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Six Months Ended June 30,
	2013	2012
REVENUES:
Sales	$3,764,586	$3,341,550
Royalties	252,812	116,576
Total	4,017,398	3,458,126

COST OF SALES	2,014,308	1,853,020

GROSS PROFIT	2,003,090	1,605,106

OPERATING EXPENSES:
Research and development	424,269	232,829
Sales and marketing	522,843	414,447
General and administrative	620,445	582,916
Total	1,567,557	1,230,192

OPERATING INCOME	435,533	374,914

OTHER INCOME (EXPENSE):
Interest income	7,622	7,687
Bad debt recovery	5,000	6,000
Total	12,622	13,687

NET INCOME BEFORE PROVISION FOR TAXES	448,155	388,601

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(132,641)	(136,458)

NET INCOME	$315,514	$252,143

NET INCOME PER SHARE, BASIC	$0.13	$0.10

NET INCOME PER SHARE, DILUTED	$0.13	$0.10

WEIGHTED AVERAGE SHARES, BASIC	2,430,537	2,422,416

WEIGHTED AVERAGE SHARES, DILUTED	2,430,537	2,445,416

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012
Net income	$315,514	$252,143
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	98,507	83,970
Deferred taxes	(28,204)	(46,433)
Reserve for warranty expense	1,500	800
Changes in operating assets and liabilities-
Accounts receivable	(393,467)	(56,932)
Installment receivables	(1,032)	-
Inventories	(175,923)	129,906
Income taxes receivable	154,088	-
Prepaid expenses and other	(48,641)	(42,130)
Deposits and other	(1,336)	2,099
Accounts payable	213,020	94,809
Customer deposits	216	2,091
Accrued expenses	(30,917)	(233,216)
Deferred income	71,994	107,287
Income taxes payable	-	56,697
Net cash provided from
operating activities	175,319	351,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,379)	(67,550)
Purchase of patent	(4,459)	-

Net cash (used in) investing activities	(25,838)	(67,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 10,000 shares of common stock at $1.52 per share	15,200	-

NET INCREASE IN CASH	164,681	283,541

CASH, BEGINNING OF PERIOD	2,338,012	1,844,802

CASH, END OF PERIOD	$2,502,693	$2,128,343

Supplemental cash flow disclosure:
Cash paid for income taxes	$1,790	$133,694

See accompanying notes

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by us, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter of 2013.  These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in our financial statements for the year ended December 31, 2012 included in our Form 10-K.

Use of Estimates in the Preparation of Financial Statements.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities of the Company as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expense during the reporting period.  Actual results could differ from those estimates.

Note Receivable. We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company, during the second quarter of 2011.  Although the loan has been paid down by $27,000, including a repayment of $2,000 in the second quarter of 2013, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan for the full amount, leaving a net amount of $0, which is not included in our balance sheet at June 30, 2013.  This note has a provision entitling us to convert any outstanding balance into stock of TPI.  TPI is considered a related party as certain of our board members were also TPI board members during a portion of 2011.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At June 30, 2013 and December 31, 2012, inventory consisted of the following:

	2013	2012
Raw materials & deposits	$415,647	$271,865
Work-in-process	198,140	126,209
Finished goods	451,370	479,596
Total gross inventories	1,065,157	877,670
Less reserve for obsolescence	(56,564)	(45,000)
Total net inventories	$1,008,593	$832,670

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

Deferred revenues arising from installment receivables are recognized as sales when collected.  Service contracts are booked as sales over their life on a straight-line basis; development contracts are considered as sales when they are complete.  Supplies are recognized as sales when they are shipped.  Training revenues are recognized at the time the training occurs.  On occasion we arrange for customer financing and leasing through unrelated third parties.  We recognize as revenue a fee from this arrangement at the time of the transaction.  Occasionally, we rent used breathalyzers to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.

Royalty income is recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable and collectability is reasonably assured.

Deferred Revenue.  Deferred revenues arise from installment receivables, from service contracts and from development contracts.   Deferred revenues from installment receivables are recognized as sales when collected, generally over two years.  Revenues from service contracts are recognized on a straight-line basis over the life of the contract, generally one year.  However, there are occasions when they are written for longer terms up to four years.  The revenues from that portion of the contract that extend beyond one year and from that portion of installment receivables that extend beyond one year are shown in our balance sheet as long term.  Deferred revenues also result from progress payments received on development contracts; those revenues are recognized when the contract is complete.  All development contracts are for less than one year and all deferred revenues from this source are shown in our balance sheet as short term.

Fair Value of Financial Instruments.   Our financial instruments consist of cash and cash equivalents, short-term trade receivables, short-term installment receivables, note receivable and payables.  The carrying values of cash and cash equivalents, short-term receivables and payables approximate their fair value due to their short term maturities.

Recent Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

3.  BASIC AND DILUTED INCOME PER COMMON SHARE

We report both basic and diluted net income per share.  Basic net income per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	June 30, 2013	June 30, 2012
Net income	$173,505	$132,435
Weighted-average shares — basic	2,426,542	2,422,416
Effect of dilutive potential common shares	-	23,000
Weighted-average shares — diluted	2,426,542	2,445,416
Net income per share — basic	$0.07	$0.05
Net income per share — diluted	$0.07	$0.05
Antidilutive employee stock options	-	-

	Six Months Ended
	June 30, 2013	June 30, 2012
Net income	$315,514	$252,143
Weighted-average shares — basic	2,430,537	2,422,416
Effect of dilutive potential common shares	-	23,000
Weighted-average shares — diluted	2,430,537	2,445,416
Net income per share — basic	$0.13	$0.10
Net income per share — diluted	$0.13	$0.10
Antidilutive employee stock options	-	-

4.  STOCKHOLDERS’ EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at June 30, 2013:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$3.69	23,000	4	$3.69	23,000	$3.69

Of the 23,000 options exercisable as of June 30, 2013, all are incentive stock options. The exercise price of all options granted through June 30, 2013 has been equal to or greater than the fair market value.

On April 1, 2013 our shareholders approved the adoption of a stock option plan providing for the grant of stock options to purchase up to 150,000 shares of our common stock.  None of these options had been granted as of June 30, 2013.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

5.  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013, we paid a consulting fee of $15,000 to a director.  No consulting fee was paid during the six months ended June 30, 2012.

6.  LINE OF CREDIT

Our line of credit for $150,000 with Citywide Bank matured on June 1, 2013, and was not renewed.  There was no balance due on the line of credit as of June 30, 2013.

7.  COMMITMENTS

We entered into a development contract in March 2013, which calls for an initial deposit of $31,602, followed by payments totaling $94,804 to be made as work is performed.

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

On July 24, 2013, we announced the launch of a new product, the Sentinel breath alcohol access control system, an automated monitoring system that performs high volume "zero tolerance" screening of employees, visitors or contractors in safety sensitive industries such as mining, construction, and oil and gas.

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

Results of Operations

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Net sales. Our product sales for the quarter ended June 30, 2013 were $1,986,662, an increase of 29% from $1,537,861 for the quarter ended June 30, 2012.  This increase is attributable to an increase in orders from all customers, offset in part by a decrease in orders from a large customer redesigning its ignition interlock product and therefore placing fewer orders.  When royalties of $122,387 are included, total revenues of $2,109,049 increased by $454,612, or 28%, for the quarter ended June 30, 2013 when compared to the same quarter a year ago.

Gross profit.  Gross profit for the quarter ended June 30, 2013 of $1,053,920 represented an increase of 32% from gross profit of $801,708 for the quarter ended June 30, 2012 as a result of the higher sales volume discussed above.  Gross profit as a percentage of product sales increased from 52% to 53% as a result of a different product mix for the quarter ended June 30, 2013 versus the product mix for the quarter ended June 30, 2012.

Research and development expenses.  Research and development expenses were $263,700 for the quarter ended June 30, 2013, representing an increase of 132% over the $113,498 in the same quarter a year ago.  This increase resulted from personnel and compensation increases, and from payments to outside vendors, required to maintain our product development efforts.

Sales and marketing expenses.   Sales and marketing expenses of $274,516 for the quarter ended June 30, 2013 represented an increase of 28% from sales and marketing expenses of $214,429 for the quarter ended June 30, 2012.  This increase resulted primarily from increased advertising outlays, from increased commissions as a result of increased sales volume, and from increased compensation.

General and administrative expenses.   General and administrative expenses were $282,464 for the quarter ended June 30, 2013, which represented an increase of 2% over the $276,332 spent in the same quarter a year ago.  This increase results mostly from additional compensation expense.

Other income.  The decrease in other income resulted primarily from a lower recovery of principal from a loan to Tipping Point, Inc. (“TPI”), an early stage company, in the quarter ended June 30, 2013.

Net income.   Net income was $173,505 for the quarter ended June 30, 2013 compared to net income of $132,435 for the quarter ended June 30, 2012.  This increase of $41,070, or 31%, was the result of an increase in gross profit, offset in part by increased operating expenses as described above, and from a decrease in the provision for federal and state income taxes of $9,323.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Net sales. Our product sales for the six months ended June 30, 2013 were $3,764,586, an increase of 13% from $3,341,550  for the six months ended June 30, 2012.  This increase is attributable to an increase in orders from all customers, offset in part by a decrease in orders from a large customer redesigning its ignition interlock product and therefore placing fewer orders.  When royalties of $252,812 are included, total revenues of $4,017,398 increased by $559,272, or 16%, for the six months ended June 30, 2013 when compared to the same six months a year ago.

Gross profit.  Gross profit for the six months ended June 30, 2012 of $2,003,090 represented an increase of 25% from gross profit of $1,605,106 for the six months ended June 30, 2012.  Gross profit as a percentage of sales (gross margins) increased from 48% to 53% as a result of a different product mix as well as economies of scale for the six months ended June 30, 2013 vs. the six months ended June 30, 2012.

Research and development expenses.  Research and development expenses were $424,269 for the six months ended June 30, 2013, representing an increase of 82% over the $232,829 in the same six month period a year ago.  This increase resulted from personnel and compensation increases, and from payments to outside vendors, required to maintain our product development efforts.

Sales and marketing expenses.   Sales and marketing expenses of $522,843 for the six months ended June 30, 2013 represented an increase of 26% from sales and marketing expenses of $414,447 for the six months ended June 30, 2012.  This increase resulted primarily from increased advertising outlays, from increased commissions as a result of increased sales volume, and from increased compensation.

General and administrative expenses.   General and administrative expenses were $620,445 for the six months ended June 30, 2013, which represented an increase of 6% over the $582,916 spent in the same six month period a year earlier.  This increase results mostly from additional compensation.

Net income.   Net income was $315,514 for the six months ended June 30, 2013 compared to net income of $252,143 for the six months ended June 30, 2012.  This increase of $63,371, or 25%, was the result of an increase in gross profit, offset in part by increased operating expenses as described above, and from a decreased provision for federal and state income taxes of $3,817.

Trends and Uncertainties That May Affect Future Results

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

On June 1, 2013, our credit facility agreement with Citywide Bank, matured and was not renewed.  The terms of the credit facility included a line of credit for $150,000 at an interest rate calculated at prime rate plus 1%.  At June 1, 2013, we had not borrowed any amounts from the credit facility.

As of June 30, 2013, cash was $2,502,693, trade accounts receivable, including installment receivables, were $799,820 and current liabilities were $786,946 resulting in a net liquid asset amount of $2,514,535.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we will be required to implement cost reduction measures, as necessary.

We made a loan of $62,500 to TPI, an early stage company, during Q2 of 2011.  Although the loan has been paid down by $27,000, including a repayment of $2,000 in the second quarter of 2013, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the full amount of the loan, leaving a net amount of $0, which is not included in our balance sheet at June 30, 2013.  Two of our directors formerly served as directors of TPI.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the quarter ended June 30, 2013 and for the quarter ended June 30, 2012, warranty costs were not deemed significant.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required, which would increase our expenses during the periods in which any such allowances were made. The amount recorded as an allowance for bad debts in each period is based upon our assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations. To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination.

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

Deferred revenues arising from installment receivables are recognized as sales when collected.  Service contracts are booked as sales over their life on a straight-line basis, generally one to two years.  However, there are occasions when they are written for longer terms up to four years.  In those cases, the revenues from that portion of the contract that extend beyond one year are shown in our balance sheet as long term.  Deferred revenues also result from progress payments received on development contracts; those revenues are recognized when the contract is complete.  All development contracts are for less than one year and all deferred revenues from this source are shown in our balance sheet as short term.  On occasion we arrange for customer financing and leasing through unrelated third parties.  We recognize as revenue a fee from this arrangement at the time of the transaction.  During the quarter ended June 30, 2013, we adopted the policy of retaining such leases.  Occasionally, we rent used breathalyzers to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.  Supplies are recognized as sales when they are shipped.  Training revenues are recognized at the time the training occurs.

ITEM 4   –   CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of June 30, 2013 because of the material weaknesses in our internal control over financial reporting discussed below.

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

2.	We have appointed a new director to our audit committee with the required credentials to serve as our audit committee financial expert.

We will consider the results of our remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as otherwise noted above, there were no significant changes in our internal control over financial reporting during the period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the 3 months ended March 31, 2013 we sold 10,000 shares of common stock to an officer and director at $1.52 per share pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The full purchase price was paid in cash.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
10.1	Lifeloc Technologies, Inc. Stock Option Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOC TECHNOLOGIES, INC.

August 9, 2013	By:	/s/ Barry R. Knott
Date		Barry R. Knott
President and Chief Executive Officer (Principal Executive Officer)

August 9, 2013	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	Lifeloc Technologies, Inc. Stock Option Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.

(2)	Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.