Form 10-Q
period 2013-09-30
Lifeloc Technologies, Inc
filed 2013-11-12
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,432,416 Shares
(Class)	(outstanding at November 7, 2013)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended September 30, 2013

 PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	September 30,
	2013	December 31,
CURRENT ASSETS:	(Unaudited)	2012
Cash	$2,835,657	$2,338,012
Accounts receivable, net	745,967	405,321
Installment receivables	3,409	-
Inventories, net	886,959	832,670
Income taxes receivable	113,651	174,129
Deferred taxes	91,209	130,172
Prepaid expenses and other	78,895	31,529
Total current assets	4,755,747	3,911,833

PROPERTY AND EQUIPMENT, at cost:
Production equipment	278,119	258,703
Office equipment	153,494	144,202
Sales and marketing equipment	177,701	175,344
Purchased software	52,883	46,203
Less accumulated depreciation	(466,227)	(365,728)
Total property and equipment, net	195,970	258,724

OTHER ASSETS:
Technology licenses, net	13,332	55,139
Patents, net	34,942	11,953
Deferred taxes, long term	6,114	2,112
Deposits and other	54,788	54,704
Total other assets	109,176	123,908

Total assets	$5,060,893	$4,294,465

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$322,384	$82,796
Customer deposits	5,882	294
Accrued expenses	311,280	278,324
Deferred income, current portion	63,412	158,527
Reserve for warranty expense	25,350	23,100
Total current liabilities	728,308	543,041

DEFERRED INCOME, net of current portion	16,091	5,559

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,432,416 shares outstanding (2,422,416
at December 31, 2012)	4,324,897	4,309,697
Accumulated (deficit)	(8,403)	(563,832)
Total stockholders' equity	4,316,494	3,745,865

Total liabilities and stockholders' equity	$5,060,893	$4,294,465

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended September 30,
	2013	2012
REVENUES:
Product sales	$2,230,245	$1,690,594
Royalties	46,100	67,874
Total	2,276,345	1,758,468

COST OF SALES	1,204,553	928,391

GROSS PROFIT	1,071,792	830,077

OPERATING EXPENSES:
Research and development	218,527	144,450
Sales and marketing	321,401	210,979
General and administrative	327,286	255,459
Total	867,214	610,888

OPERATING INCOME	204,578	219,189

OTHER INCOME (EXPENSE):
Interest income	5,375	4,319
Bad debt recovery	3,000	3,000
Total	8,375	7,319

NET INCOME BEFORE PROVISION FOR TAXES	212,953	226,508

PROVISION FOR FEDERAL AND STATE INCOME TAXES	26,962	(72,091)

NET INCOME	$239,915	$154,417

NET INCOME PER SHARE, BASIC	$0.10	$0.06

NET INCOME PER SHARE, DILUTED	$0.10	$0.06

WEIGHTED AVERAGE SHARES, BASIC	2,432,416	2,422,416

WEIGHTED AVERAGE SHARES, DILUTED	2,432,416	2,445,416

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Nine Months Ended September 30,
	2013	2012
REVENUES:
Sales	$5,994,831	$5,032,144
Royalties	298,912	184,450
Total	6,293,743	5,216,594

COST OF SALES	3,218,861	2,781,411

GROSS PROFIT	3,074,882	2,435,183

OPERATING EXPENSES:
Research and development	642,796	377,279
Sales and marketing	844,244	625,426
General and administrative	947,731	838,375
Total	2,434,771	1,841,080

OPERATING INCOME	640,111	594,103

OTHER INCOME (EXPENSE):
Interest income	12,997	12,006
Bad debt recovery	8,000	9,000
Total	20,997	21,006

NET INCOME BEFORE PROVISION FOR TAXES	661,108	615,109

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(105,679)	(208,549)

NET INCOME	$555,429	$406,560

NET INCOME PER SHARE, BASIC	$0.23	$0.17

NET INCOME PER SHARE, DILUTED	$0.23	$0.17

WEIGHTED AVERAGE SHARES, BASIC	2,430,912	2,422,416

WEIGHTED AVERAGE SHARES, DILUTED	2,430,912	2,445,416

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012
Net income	$555,429	$406,560
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	144,032	126,563
Deferred taxes	34,961	(46,501)
Reserve for warranty expense	2,250	5,100
Changes in operating assets and liabilities-
Accounts receivable	(340,646)	(156,027)
Installment receivables	(3,409)	-
Inventories	(54,289)	172,727
Income taxes receivable	60,478	-
Prepaid expenses and other	(47,366)	(23,263)
Deposits and other	(84)	2,404
Accounts payable	239,588	197,786
Customer deposits	5,588	(2,128)
Accrued expenses	32,956	(202,041)
Deferred income	(84,583)	99,529
Net cash provided from
operating activities	544,905	580,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(37,745)	(84,944)
Purchase of patents	(24,715)	-

Net cash (used in) investing activities	(62,460)	(84,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 10,000 shares of common stock at $1.52 per share	15,200	-

NET INCREASE IN CASH	497,645	495,765

CASH, BEGINNING OF PERIOD	2,338,012	1,844,802

CASH, END OF PERIOD	$2,835,657	$2,340,567

Supplemental cash flow disclosure:
Cash paid for income taxes	$12,825	$247,276

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by us, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter of 2013.  These financial statements do not include all disclosures associated with annual  financial statements and, accordingly, should be read in conjunction with footnotes contained in our financial statements for the year ended December 31, 2012 included in our Form 10-K.

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

Note Receivable. We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company during the second quarter of 2011.  Although the loan has been paid down by $30,000, including a repayment of $3,000 in the third quarter of 2013, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan for the full amount, leaving a net amount of $0, which is not included in our balance sheet at September 30, 2013.  This note has a provision entitling us to convert any outstanding balance into stock of TPI.  TPI is considered a related party as certain of our board members were also TPI board members during a portion of 2011.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At September 30, 2013 and December 31, 2012, inventory consisted of the following:

	2013	2012
Raw materials & deposits	$380,563	$271,865
Work-in-process	122,237	126,209
Finished goods	444,099	479,596
Total gross inventories	946,899	877,670
Less reserve for obsolescence	(59,940)	(45,000)
Total net inventories	$886,959	$832,670

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

In August, 2013 we discovered there were federal tax credits available to the Company.  We filed amended federal and state tax income returns for 2010, 2011 and 2012 to take advantage of the Domestic Production Activities Deduction; thus we adjusted our income tax provision by $92,398 during the current quarter.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	September 30, 2013	September 30, 2012
Net income	$239,915	$154,417
Weighted-average shares — basic	2,432,416	2,422,416
Effect of dilutive potential common shares	-	23,000
Weighted-average shares — diluted	2,432,416	2,445,416
Net income per share — basic	$0.10	$0.06
Net income per share — diluted	$0.10	$0.06
Antidilutive employee stock options	23,000	-

	Nine months Ended
	September 30, 2013	September 30, 2012
Net income	$555,429	$406,560
Weighted-average shares — basic	2,430,912	2,422,416
Effect of dilutive potential common shares	-	23,000
Weighted-average shares — diluted	2,430,912	2,445,416
Net income per share — basic	$0.23	$0.17
Net income per share — diluted	$0.23	$0.17
Antidilutive employee stock options	23,000	-

4.  STOCKHOLDERS’ EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at September 30, 2013:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$3.69	23,000	4	$3.69	23,000	$3.69

Of the 23,000 options exercisable as of September 30, 2013, all are incentive stock options. The exercise price of all options granted through September 30, 2013 has been equal to or greater than the fair market value.

On April 1, 2013 our shareholders approved the adoption of a stock option plan providing for the grant of up to 150,000 shares.  None of these options had been granted as of September 30, 2013.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

5.  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, we paid a consulting fee of $15,000 to a director.  No consulting fee was paid during the nine months ended September 30, 2012.

6.  LINE OF CREDIT

Our line of credit for $150,000 with Citywide Bank matured on June 1, 2013, and was not renewed.  There was no balance due on the line of credit as of September 30, 2012.

7.  COMMITMENTS

We entered into a development contract in March 2013, which calls for an initial deposit of $31,602, followed by payments totaling $94,804 to be made as work is performed.

8.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements, except that on October 1, 2013 our board of directors granted 69,000 key employee stock options, exercisable for 5 years at $2.32 per share.

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

Results of Operations

For the three months ended September 30, 2013 compared to the three months ended September 30, 3012.

Net sales. Our product sales for the quarter ended September 30, 2013 were $2,230,245, an increase of 32% from $1,690,594 for the quarter ended September 30, 3012.  This increase is attributable to an increase in orders from all customers, as well as the completion of a development contract that accounted for $250,000 of the revenue increase.  When royalties of $46,100 are included, total revenues of $2,276,345 increased by $517,877, or 29%, for the quarter ended September 30, 2013 when compared to the same quarter a year ago.

Gross profit.  Gross profit for the quarter ended September 30, 2013 of $1,071,792 represented an increase of 29% from gross profit of $830,077 for the quarter ended September 30, 3012 as a result of the higher sales volume discussed above.  Gross profit as a percentage of product sales decreased from 49% to 48% as a result of a different product mix for the quarter ended September 30, 2013 versus the product mix for the quarter ended September 30, 3012.

Research and development expenses.  Research and development expenses were $218,527 for the quarter ended September 30, 2013, representing an increase of 51% over the $144,450 in the same quarter a year ago.  This increase resulted from personnel and compensation increases, and from payments to outside vendors, required to maintain our product development efforts.

Sales and marketing expenses.   Sales and marketing expenses of $321,401 for the quarter ended September 30, 2013 represented an increase of 52% from sales and marketing expenses of $210,979 for the quarter ended September 30, 3012.  This increase resulted primarily from increased advertising outlays, from increased commissions as a result of increased sales volume, and from increased compensation.

General and administrative expenses.   General and administrative expenses were $327,286 for the quarter ended September 30, 2013, which represented an increase of 28% over the $255,459 in the same quarter a year ago.  This increase results mostly from additional compensation.

Other income.  The increase in other income of $1,056 in the quarter ended September 30, 2013 resulted primarily from increased interest income.

Net income.   Net income was $239,915 for the quarter ended September 30, 2013 compared to net income of $154,417 for the quarter ended September 30, 3012.  This increase of $85,498, or 55%, was the result of an increase in gross profit, offset in part by increased operating expenses as described above, and from a decrease in the provision for federal and state income taxes of $99,053.  The decrease in the provision for federal and state income taxes resulted primarily from filing amended income tax returns for 2010, 2011 and 2012.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 3012.

Net sales. Our product sales for the nine months ended September 30, 2013 were $5,994,831, an increase of 19% from $5,032,144  for the nine months ended September 30, 3012.  This increase is attributable to an increase in orders from all customers, as well as the completion of a development contract that accounted for $250,000 of the revenue increase.    When royalties of $298,912 are included, total revenues of $6,293,743 increased by $1,077,149, or 21%, for the nine months ended September 30, 2013 when compared to the same nine months a year ago.

Gross profit.  Gross profit for the nine months ended September 30, 3013 of $3,074,882 represented an increase of 26% from gross profit of $2,435,183 for the nine months ended September 30, 3012.  Gross profit as a percentage of sales (gross margins) increased from 48% to 51% as a result of a different product mix as well as economies of scale for the nine months ended September 30, 2013 vs. the nine months ended September 30, 3012.

Research and development expenses.  Research and development expenses were $642,796 for the nine months ended September 30, 2013, representing an increase of 70% over the $377,279 in the same nine month period a year ago.  This increase resulted from personnel and compensation increases, and from payments to outside vendors, required to maintain our product development efforts.

Sales and marketing expenses.   Sales and marketing expenses of $844,244 for the nine months ended September 30, 2013 represented an increase of 35% from sales and marketing expenses of $625,426 for the nine months ended September 30, 3012.  This increase resulted primarily from increased advertising outlays, from increased commissions as a result of increased sales volume, and from increased compensation.

General and administrative expenses.   General and administrative expenses were $947,731 for the nine months ended September 30, 2013, which represented an increase of 13% over the $838,375 spent in the same nine month period a year earlier.  This increase results mostly from additional compensation.

Net income.   Net income was $555,429 for the nine months ended September 30, 2013 compared to net income of $406,560 for the nine months ended September 30, 3012.  This increase of $148,869, or 37%, was the result of an increase in gross profit, offset in part by increased operating expenses as described above, and from a decreased provision for federal and state income taxes of $102,870.  The decrease in the provision for federal and state income taxes resulted primarily from filing amended income tax returns for 2010, 2011 and 2012.

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

On June 1, 2013, our credit facility agreement with Citywide Bank, matured and was not renewed.  The terms of the credit facility included a line of credit for $150,000 at an interest rate calculated at prime rate plus 1%.  At December 31, 2012, we had not borrowed any amounts from the credit facility.  The credit facility required us to meet certain financial covenants.  At December 31, 2012, we were in compliance with the financial covenants.

As of September 30, 2013, cash was $2,835,657, trade accounts receivable, including installment receivables, were $749,376 and current liabilities were $728,308 resulting in a net liquid asset amount of $2,856,725.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we will be required to implement cost reduction measures, as necessary.

We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company, during Q2 of 2011.  Although the loan has been paid down by $30,000, including a repayment of $3,000 in the third quarter of 2013, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the full amount of the loan, leaving a net amount of $0, which is not included in our balance sheet at September 30, 2013.  Two of our directors formerly served as directors of TPI.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended September 30, 2013 and for the quarter ended September 30, 3012, warranty costs were not deemed significant.

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

Deferred revenues arising from installment receivables are recognized as sales when collected.  Service contracts are booked as sales over their life on a straight-line basis, generally one to two years.  However, there are occasions when they are written for longer terms up to four years.  In those cases, the revenues from that portion of the contract that extend beyond one year are shown in our balance sheet as long term.  Deferred revenues also result from progress payments received on development contracts; those revenues are recognized when the contract is complete.  All development contracts are for less than one year and all deferred revenues from this source are shown in our balance sheet as short term.  On occasion we arrange for customer financing and leasing through unrelated third parties.  We recognize as revenue a fee from this arrangement at the time of the transaction.  During the quarter ended June 30, 2013, we adopted the policy of retaining such leases as opposed to leasing through unrelated third parties.  Occasionally, we rent used breathalyzers to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.  Supplies are recognized as sales when they are shipped.  Training revenues are recognized at the time the training occurs.

ITEM 4 – CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of  September 30, 2013.

(b)  Changes in Internal Control over Financial Reporting

Prior to this quarter our management determined that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting discussed below:

1.
Insufficient access to appropriate technical research materials and insufficient technical accounting knowledge within the accounting department related to accounting for complex transactions and to evolving generally accepted accounting principles.

2.	Insufficient technical accounting knowledge within the audit committee to adequately provide oversight of the Company’s accounting and reporting functions.

We have updated our internal controls to include acquiring access to additional technical research materials and we have evaluated the need to retain additional personnel to enable our accounting department to adequately respond to changes in our operations and to changes within generally accepted accounting principles.

We have also appointed a new director to our audit committee with the required credentials to serve as our audit committee financial expert.

Management has evaluated the effectiveness of our internal controls over financial reporting and believes that the material weaknesses which previously existed at December 31st, 2012; March 31, 2013 and June 30, 2013 have been fully remediated as of September 30, 2013.

There have been no other changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting other than the control deficiency discussed above.

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

LIFELOC TECHNOLOGIES, INC.

November 12, 2013	By:	/s/ Barry R. Knott
Date		Barry R. Knott
President and Chief Executive Officer (Principal Executive Officer)

November 12, 2013	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.