Form 10-K
period 2013-12-31
Lifeloc Technologies, Inc
filed 2014-03-18
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from__________ to __________

Commission File No.:  000-54319

LIFELOC TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Colorado	84-1053680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12441 W 49th Ave., Wheat Ridge, Colorado	80033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 431-9500

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
Large accelerated filer  ☐                            Accelerated filer  ☐                 Non-accelerated filer  ☐                      Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of June 28, 2013, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $634,211.

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 14, 2014.

Common Stock, no par value	2,432,416

Documents Incorporated by Reference: Part III is incorporated by reference from the registrant’s Definitive Proxy Statement for the 2013 Annual Shareholders' Meeting, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2013.

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

PART I

Item 1.  Business

Overview

Lifeloc Technologies, Inc. (“Lifeloc” or the “Company”) is a Colorado based developer, manufacturer and marketer of portable hand-held and fixed station breathalyzers and related accessories, supplies and education.  We design, produce and sell fuel-cell based breath alcohol testing equipment.  We compete in all major segments of the portable breath alcohol testing instrument market, including law enforcement, workplace, corrections, original equipment manufacturing (“OEM”) and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers’ alcohol testing programs. We sell globally through distributors and sales agents, as well as directly to users.

Lifeloc incorporated in Colorado in December 1983.  We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com, www.lifeguardbreathtester.com, alcohol-analyzers.com, and www.lifeloc.fr.  Information contained on our websites does not constitute part of this Form 10-K.

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

In 2001, we completed and released for sale an additional product line, our new FC Series, designed specifically for the law enforcement and corrections markets. The FC Series of portable breath alcohol testers are currently being sold worldwide, having contributed to our growth since their introduction. The FC Series is designed to meet the needs of domestic and international law enforcement for roadside drink/drive testing and alcohol offender monitoring. The FC Series is approved by the U.S. Department of Transportation (“DOT”) as an evidential roadside breath tester, making it suitable for sale to state law enforcement agencies for preliminary roadside breath alcohol testing.  The FC Series is routinely updated with firmware, software and component improvements as they become available.  It is readily adaptable to the specific requirements and regulations of domestic and international markets. The FC Series is currently sold worldwide.

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

In 2011 and 2012 Lifeloc introduced Bluetooth wireless keyboard and printer communication options for our popular Phoenix 6.0 Evidential Breath Tester along with a series of web based workplace training courses. We believe these two product innovations have been key to our success and leadership in workplace breath testing.

In 2013 Lifeloc expanded our FC Series of professional breath alcohol testers sold to law enforcement, corrections and international markets with the addition of the FC5 Hornet. The FC5 is a portable handheld alcohol screening device that competes directly against passive (no mouthpieces required) alcohol screeners from our competitors in the education, law enforcement, workplace and corrections markets. In 2013 we also introduced the Sentinel zero tolerance alcohol screening station, a fully automated wall mounted screening station for employees in safety sensitive industries such as oil and gas and mining. Both devices expand Lifeloc's products for passive alcohol screening.

In late 2013 Lifeloc began field trials and presales of our new EasyCal automatic calibration station. The EasyCal automates the process of manual portable breathalyzer calibration and calibration verification, preventing human error and reducing operator time. The EasyCal is scheduled for launch in the first quarter of 2014.

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

We believe that competition for sales of our alcohol monitoring products and services is based on regulatory approvals, product performance, product delivery, quality, service, training, price, device reliability, ease of use and speed.  We sell certain of our components to customers for incorporation into their own product lines and for resale under their own name.  We believe that, while our resources are more limited than those of our competitors, we will continue to compete successfully on the basis of product innovation, quality, reputation and continued customer service excellence.

Workplace testing sales represented approximately 42% and international sales represented approximately 33% of our equipment sales in 2012, with sales in the law enforcement, corrections, and OEM markets accounting for the remainder.  We are unable to estimate our market penetration as there is little market size information available.

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

In addition, other technologies for the measurement of breath alcohol exist and are employed in other market and application segments where the technology may be more suitable or developed to specific requirements. These include:

•
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

In April 2011 we loaned $62,500 to a recently formed company, Tipping Point, Inc. (“TPI”), for the purpose of implementing a mobile breath testing service.  Although the loan was paid down by $34,000 from inception to December 31, 2013, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan of $28,500. TPI is considered a related party as certain of our board members were also TPI board members during a portion of 2011.

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

Research and Development

We believe that our future success depends to a large degree on our ability to conceive and develop new alcohol detection and measurement products and related services that (1) open new markets to Lifeloc, (2) enhance the performance of our current products and (3) lower our costs or otherwise improve our methods of manufacture. Accordingly, we expect to continue to invest in research and development.  We spent $929,517 and $523,055 during 2013 and 2012, respectively, on research and development. The amount spent in 2013 was higher than the amount spent in 2012 because we stepped up new product development for our core workplace and law enforcement product lines as well as customized certain of our devices to meet specific in-country language and procedural requirements.  Spending increased in 2013 over 2012 as we added to our engineering organization, and accelerated spending on various internal and external new product initiatives.

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

We file for patents, copyrights and trademarks to protect our intellectual property rights to the extent practicable.  We hold the rights to four United States patents and have seven patent applications pending.  These patents have expiration dates ranging from July 2023 to September 2031.  In 2013 we filed five utility patent applications and one design patent application related to our calibration station, and one patent application related to a substance detector.  We are not aware of any infringements of our patents.  We protect our patents from infringement in each instance where we determine that doing so would be economical in light of the expense involved and the level and availability of our financial resources.  While we believe that our pending applications relate to a patentable device or concept, the patents may not be issued.

Employees

As of December 31, 2013, we had thirty two full-time employees and three part-time employees.  There were eleven employees in manufacturing, seven in engineering/research and development, twelve in sales and marketing and five in finance and administration.  We are not a party to any collective bargaining agreements.  We believe our relations with our employees are good.

Customers

Revenues from our largest customers, as a percentage of total revenues, for 2013 and 2012 were as follows:

	2013	2012
Customer A	7%	10%
Customer B	7%	5%
Customer C	4%	-
Customer D	-	4%
All Others	82%	81%
	100%	100%

 No other customer accounted for more than 4% of our revenues in 2013 and 2012.  At December 31, 2013, receivables included $152,855 (36%) from one customer, and no more than 7% from any other single customer.

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

Government Regulation of the Business

All breath testers sold in the United States explicitly for personal use are regulated as Class I medical devices by the Food and Drug Administration (“FDA”). These regulations apply to the manufacture and sale of our LifeGuard product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of December 31, 2013, we had not been inspected by the FDA; however, we believe we were in substantial compliance with the regulations described above.

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

Insurance

We are covered under comprehensive general liability insurance policies, which have per occurrence and aggregate limits of $1 million and $2 million, respectively, and a $5 million umbrella policy.  We maintain customary property and casualty, workers’ compensation, employer liability and other commercial insurance policies.

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

Fourteen percent of our total sales in 2013 were attributable to two customers, with whom we do not have a long-term contract.  If orders from those customers are not renewed, our revenues will be adversely affected.  Furthermore, at December 31, 2013, our accounts receivable balance included approximately $152,855 or 31% from one customer.

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

We are subject to regulation by the United States Department of Transportation (“DOT”) and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance (ODAPC) publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the Conforming Products List of Evidential Devices published periodically in the Federal Register.  Law enforcement applications also require that portable breath testing instruments be included on the DOT Conforming Products List.  Lifeloc’s FC10, FC20, EV30, Phoenix and Phoenix 6.0 are included on the conforming products list.  We believe that we were in substantial compliance with the regulations described above as of December 31, 2013 for our products sold into these markets and states.In addition, our LifeGuard product is regulated as a Class I medical device by the Food and Drug Administration (“FDA”).

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products.  We maintain product liability insurance to cover us in the event of liability claims, and as of December 31, 2013, no such claims have been asserted or threatened against us.  However, our insurance may not be sufficient to cover all possible future product liabilities.

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

We identified material weaknesses in 2012 in our internal control over financial reporting which could, if they recur, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of fiscal year 2012, management identified material weaknesses in our internal control over financial reporting as discussed in Item 9A of this Annual Report on Form 10-K. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. We have developed and implemented a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

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

Additionally, the price of our securities may be volatile as a result of a number of factors, including, but not limited to, the following:

●	our ability to successfully conceive and to develop new products and services to enhance the performance characteristics and methods of manufacture of existing products;
●	our ability to retain existing customers and customers’ continued demand for our products and services;
●	the timing of our research and development expenditures and of new product introductions;
●	the timing and level of acceptance of new products or enhanced versions of our existing products; and
●	price and volume fluctuations in the stock market at large which do not relate to our operating performance.

Our principal stockholder has significant voting power and may take actions that may not be in the best interests of other stockholders.

Vern D. Kornelsen, Chairman of the Board of Directors, secretary, and Chief Financial Officer, beneficially owned approximately 78% of our outstanding common stock as of December 31, 2013.  Through this ownership, Mr. Kornelsen is able to control the composition of our board of directors and direct our management and policies. Accordingly, Mr. Kornelsen has the direct or indirect power to:

●	elect all of our directors and thereby control our policies and operations;
●	amend our bylaws and some provisions of our articles of incorporation; and
●	prevent mergers, consolidations, sales of all or substantially all our assets or other extraordinary transactions.

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

The holders of our securities and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our securities. Investors should consider any secondary market for our securities to be a limited one. The “manual exemption” permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Since June 14, 2011, we have been listed in Standard & Poors. While many states expressly recognize this manual, a smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals, making applicability of the manual exemption uncertain in those states. The following states do not have provisions expressly recognizing the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin. While we may, in our discretion, cause our securities to be registered under the state securities laws of these or other states, there is no guarantee that we will do so.

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

Our 2002 Stock Option Plan expired in 2012.  In January 2013, our board of directors adopted a new Stock Option Plan, which provides for the grant of options to purchase up to 150,000 shares of our common stock.  The new Plan was submitted to our shareholders and approved at their annual meeting on April 1, 2013.  Moreover, we expect to issue additional shares and options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital.  Any such issuances will have the effect of further diluting the interest of the holders of our securities.

Stockholders should not anticipate receiving cash dividends on our stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 1B.  Unresolved Staff Comments

Not required for smaller reporting companies.

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

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2013, we had 83 shareholders of record. Our common stock is not listed on an established public trading market. Since January 17, 2012, our stock has been quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our shares is LCTC. Only limited and sporadic trading occurs. Subject to the foregoing qualification, the following table sets forth the range of bid quotations, for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2013	Bid Price	Fiscal 2012	Bid Price
1st Quarter	$1.00 – 2.32	1st Quarter(1)	$2.50 – 4.00
2nd Quarter	$2.32 – 2.32	2nd Quarter	$2.50 – 4.00
3rd Quarter	$2.32 – 2.32	3rd Quarter	$2.50 – 2.50
4th Quarter	$2.32 – 2.32	4th Quarter	$0.51 – 3.51

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

Overview

We have been a developer and manufacturer of advanced alcohol testing instruments since 1986.  We design and produce high-quality, precise and rapid recovery alcohol testing instruments for use in the workplace, clinics, schools, law enforcement, corrections, and other applications.  We offer our customers accessories, service support, training and supplies.  Our internet websites are www.lifeloc.com, www.lifeguardbreathtester.com, alcohol-analyzers.com and www.lifeloc.fr.

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

Results of Operations

Net sales. Our product sales for the year ended December 31, 2013 (“FY 13”) were $8,043,538, an increase of 23% from $6,538,701 in the fiscal year ended December 31, 2012 (“FY 12”).  Domestic sales, as well as our international business increased as a result of improving economic conditions in our markets.  Our OEM business was higher as a result of completing a large order.  Royalties on product sales by an OEM customer that licensed our patented breath alcohol testing algorithms also increased.

Royalties.  In 2012 we entered into a royalty agreement with an OEM customer which provides for the monthly payment of royalties to us on all products containing certain of our software sold by our customer.  In 2013 we entered into a second royalty agreement with another customer which provides for the monthly payment of royalties to us on all products containing certain of our software sold by our customer.   Royalties increased from $299,850 in FY 12 to $382,128 in FY 13, an increase of 27%.

Gross profit.   Gross profit for FY 13 of $4,046,613, represented an increase of 28% from gross profit of $3,157,647 for FY 12 as a result of increased sales volume.  Cost of sales increased from $3,680,904 in FY 12 to $4,379,053 in FY 13, or 19%, primarily as a result of additional labor and materials required for the increased sales volume.  Gross profit as a percentage of sales of products (gross margins) increased from 44% in 2012 to 46% in 2013 as a result of increased sales without a proportional increase in costs.

Research and development expenses.  Research and development expenses were $929,517 in FY 13, an increase of $406,462 or 78% from $523,055 in FY 12.  The increase was primarily a result  of headcount increases and increases in outsourced services in connection with several product development efforts and from increased compensation.

Sales and marketing expenses. Sales and marketing expenses were $1,151,235 in FY 13, an increase of $296,042, or 35% from $855,193 in FY 12. The increase resulted primarily from increased marketing expenditures, headcount increases and higher compensation due to increased sales volume.

General and administrative expenses. General and administrative expenses were $1,283,918 in FY 13, an increase of $202,018, or 19%, from $1,081,900 in FY 12. The increase consisted mostly of increased compensation.

Other income.  Interest income increased from $16,151 in FY 12 to $19,069 in FY 13 primarily as the result of a larger amount of cash available for investment.  We recovered $12,000 on the Tipping Point, Inc. loan in FY 12 and in FY 13, which accounted for all of the bad debt recovery in both years.

Net income.   Net income in FY 13 of $574,755 represented an increase of $95,770 compared to FY 12 net income of $478,985.  The increase of 20% is a result of the increase in sales, augmented in part by a lower provision for federal and state income taxes which resulted primarily from filing amended returns for 2010 through 2012.

Trends and Uncertainties That May Affect Future Results

Revenues in 2013 were up compared to revenues in 2012. We believe this was due in part to improving economic conditions in our markets, as well as to international, law enforcement, workplace and OEM orders.  We expect our year-to-year and quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

Our 2014 operating plan is focused on growing sales, increasing gross profits, increasing research and development costs as appropriate while increasing profits and positive cash flows.  We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for 2014.  However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows.  Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

We have traditionally funded working capital needs through product sales and close management of working capital components of our business.  Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes.  In 2013 we sold 10,000 shares of common stock for $15,200 versus none in 2012 and none in the previous four years.   In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies.  Although we have been profitable during the last several years, we expect that operating losses could well occur in the future.  Should that situation arise, we may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms or at all.

On June 1, 2013, our credit facility agreement with Citywide Bank matured and was not renewed.

As of December 31, 2013, cash and cash equivalents were $3,357,260, trade accounts receivable were $426,248 and current liabilities were $751,026 resulting in a net liquid asset amount of $3,023,482.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we will be required to implement cost reduction measures, as necessary.

We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company during Q2 of FY11.  Although the loan was paid down by $34,000 by the end of FY 13, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan of $28,500.  This note has a provision entitling us to convert it into stock of TPI.

As a result of expected continuing growth and increased staffing needs, equipment expenditures during FY 13 were $176,439, compared to $140,577 for 2012.  We filed patent applications at a cost to us of $31,632 in 2013 vs. $0 in 2012.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the year ended December 31, 2013 and for the year ended December 31, 2012, warranty costs were not deemed significant.

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

Not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lifeloc Technologies, Inc.
Wheat Ridge, Colorado

We have audited the accompanying balance sheets of Lifeloc Technologies, Inc. as of December 31, 2013 and 2012, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. Lifeloc Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lifeloc Technologies, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP
Eide Bailly LLP
Greenwood Village, Colorado
March 15, 2014

LIFELOC TECHNOLOGIES, INC.
Balance Sheets
December 31, 2013 and 2012

ASSETS
CURRENT ASSETS:	2013	2012
Cash	$3,357,260	$2,338,012
Accounts receivable, net	426,248	405,321
Inventories, net	736,697	832,670
Income taxes receivable	131,577	174,129
Deferred taxes	87,940	130,172
Prepaid expenses and other	67,700	31,529
Total current assets	4,807,422	3,911,833

PROPERTY AND EQUIPMENT, at cost:
Production equipment	363,370	258,703
Office equipment	145,116	144,202
Sales and marketing equipment	211,427	175,344
Purchased software	44,356	46,203
Less accumulated depreciation	(473,538)	(365,728)
Total property and equipment, net	290,731	258,724

OTHER ASSETS:
Technology licenses, net	3,333	55,139
Patents, net	40,812	11,953
Deferred taxes, long term	4,762	2,112
Deposits and other	12,514	54,704
Total other assets	61,421	123,908

Total assets	$5,159,574	$4,294,465

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$149,949	$82,796
Customer deposits	186,682	294
Accrued expenses	321,692	278,324
Deferred revenue, current portion	69,603	158,527
Reserve for warranty expense	23,100	23,100
Total current liabilities	751,026	543,041

DEFERRED REVENUE, net of current portion	12,532	5,559

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,432,416 shares outstanding
(2,422,416 at December 31, 2012)	4,385,093	4,309,697
Retained earnings (deficit)	10,923	(563,832)
Total stockholders' equity	4,396,016	3,745,865

Total liabilities and stockholders' equity	$5,159,574	$4,294,465

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statements of Income
Years Ended December 31, 2013 and 2012

	2013	2012
REVENUES:
Product sales	$8,043,538	$6,538,701
Royalties	382,128	299,850
Total	8,425,666	6,838,551

COST OF SALES	4,379,053	3,680,904

GROSS PROFIT	4,046,613	3,157,647

OPERATING EXPENSES:
Research and development	929,517	523,055
Sales and marketing	1,151,235	855,193
General and administrative	1,283,918	1,081,900
Total	3,364,670	2,460,148

OPERATING INCOME	681,943	697,499

OTHER INCOME:
Interest income	19,069	16,151
Bad debt recovery	12,000	12,000
Total	31,069	28,151

NET INCOME BEFORE PROVISION FOR TAXES	713,012	725,650

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(138,257)	(246,665)

NET INCOME	$574,755	$478,985

NET INCOME PER SHARE, BASIC	$0.24	$0.20

NET INCOME PER SHARE, DILUTED	$0.24	$0.20

WEIGHTED AVERAGE SHARES, BASIC	2,431,484	2,422,416

WEIGHTED AVERAGE SHARES, DILUTED	2,431,484	2,442,706

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statement of Stockholders' Equity
Years Ended December 31, 2013 and 2012

			Retained
	Common Stock		Earnings
	Shares	Amount	(Deficit)	Total
BALANCES, DECEMBER 31, 2011	2,422,416	$4,309,697	$(1,042,817)	$3,266,880

Net income	-	-	478,985	478,985

BALANCES, DECEMBER 31, 2012	2,422,416	4,309,697	(563,832)	3,745,865

Net income	-	-	574,755	574,755
Compensation expense related to stock options	-	60,196	-	60,196
Sale of common stock	10,000	15,200	-	15,200

BALANCES, DECEMBER 31, 2013	2,432,416	$4,385,093	$10,923	$4,396,016

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statements of Cash Flows
Years Ended December 31, 2013 and 2012

CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012
Net income	$574,755	$478,985
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	199,011	179,315
Provision for bad debt	-	(63,917)
Deferred taxes	39,582	(42,547)
Compensation expense related to stock options	60,196	-
Changes in operating assets and liabilities-
Accounts receivable	(20,927)	108,432
Inventories	95,973	214,541
Income taxes receivable	42,552	(174,129)
Prepaid expenses and other	(36,171)	19,741
Deposits and other	42,190	(28,643)
Accounts payable	67,153	25,021
Customer deposits	186,388	(2,053)
Accrued expenses	43,368	(52,962)
Income taxes payable	-	(121,280)
Reserve for warranty expense	-	3,850
Deferred income	(81,951)	89,433
Net cash provided from operating activities	1,212,119	633,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(176,439)	(140,577)
Purchase of patents	(31,632)	-
Net cash (used in) investing activities	(208,071)	(140,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	15,200	-

NET INCREASE IN CASH	1,019,248	493,210

CASH, BEGINNING OF PERIOD	2,338,012	1,844,802

CASH, END OF PERIOD	$3,357,260	$2,338,012

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$-	$-

Cash paid for income tax	$83,455	$289,212

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2013 and 2012

1.   ORGANIZATION AND NATURE OF BUSINESS

Lifeloc Technologies, Inc. (“Lifeloc” or the “Company”) is a Colorado based developer, manufacturer and marketer of portable hand-held breathalyzers and related accessories, supplies and education.  We design, produce and sell fuel-cell based breath alcohol testing equipment.  We compete in all major segments of the portable breath alcohol testing instrument market, including law enforcement, workplace, corrections, original equipment manufacturing (“OEM”) and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers’ alcohol testing programs. We sell globally through distributors and sales agents, as well as directly to users.

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

Cash and Cash Equivalents.   For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2013 and 2012.

Fair Value of Financial Instruments.   Our financial instruments consist of cash and cash equivalents, short-term trade receivables, and payables.  The carrying values of cash and cash equivalents, short-term receivables, and payables approximate their fair value due to their short term maturities.

Concentration of Credit Risk.   Financial instruments with significant credit risk include cash and accounts receivable.  The amount of cash on deposit with three financial institutions exceeded the $250,000 federally insured limit at December 31, 2013 by $2,485,239.  However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Note Receivable.  We made a loan of $62,500 to Tipping Point, Inc. (TPI), an early stage company during the second quarter of 2011.  Although the loan has been paid down by $34,000, including a repayment of $3,000 in the fourth quarter of 2013, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan for the full amount, leaving a net amount of $0, which is not included in our balance sheet at December 31, 2013. This note has a provision entitling us to convert any outstanding balance into stock of TPI.  TPI is considered a related party as certain of our board members were also TPI board members during a portion of 2011.

Accounts Receivable.  Accounts receivable are typically unsecured and are derived from transactions with and from entities primarily located in the United States or from international distributors with a proven payment history; we require pre-payment for most international orders.  Accordingly, we may be exposed to credit risks generally associated with the alcohol monitoring industry.  Our credit policy calls for payment in accordance with prevailing industry standards, generally 30 days.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended December 31	2013	2012
Balance, beginning of year	$40,000	$10,000
Provision for estimated losses	-	63,917
Write-off of uncollectible accounts	(13,733)	(33,917)
Balance, end of year	$26,267	$40,000

The net accounts receivable balance at December 31, 2013 of $426,248 included an account from one customer of $152,855 (36%) and no more than 7% from any one other customer. The net accounts receivable balance at December 31, 2012 of $405,321 included an account from one customer of $113,106 (28%), $52,850 (13%) from a second customer, and no more than 7% from any one other customer.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At December 31, 2013 and 2012, inventory consisted of the following:

	2013	2012
Raw materials & deposits	$283,865	$271,865
Work-in process	87,374	126,209
Finished goods	440,458	479,596
Total gross inventories	811,697	877,670
Less reserve for obsolescence	(75,000)	(45,000)
Total net inventories	$736,697	$832,670

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended December 31	2013	2012
Balance, beginning of year	$45,000	$50,000
Provision for estimated obsolescence	61,538	31,130
Write-off of obsolete inventory	(31,538)	(36,130)
Balance, end of year	$75,000	$45,000

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years (three years for software and technology licenses).  We utilize the double-declining method of depreciation for property and equipment due to the expected usage of the property and equipment over time. This method is expected to continue throughout the life of the equipment.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended December 31, 2013 and 2012 was $144,432 and $129,783 respectively.

Long-Lived Assets.   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.  No impairments were recorded for the years ended December 31, 2013 and 2012.

Technology Licenses.  In 2011 we entered into a technology license agreement with an unrelated third-party manufacturer, pursuant to which we acquired a perpetual-term license to technology that will allow us to manufacture our own fuel cells.  We have made three equal lump-sum payments, based on achievement of milestones related to our establishment of successful production facilities.  The total, $120,000, is being amortized over three years commencing in 2011, using the straight line method, with amortization expense of $40,000 for the year 2013 and $40,000 for the year 2012.  The agreement was terminated on March 30, 2013 for a payment by us of $1,859.  At December 31, 2012 we had accrued $1,683 for this payment.

In 2011 we acquired a software license relating to Kiosk software technology for $25,000, which has been amortized over 2 years commencing in 2011, using the straight line method, with amortization expense of $11,806 for the year 2013 and $8,333 for the year 2012.

Patents.   The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years in the United States, except design patents which are 14 years).  Amortization expense for the year ended December 31, 2013 was $2,773 and for the year ended December 31, 2012 it was $1,199.  Capitalized costs are expensed if patents are not granted.  We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.  A summary of our patents at December 31, 2013 and 2012 is as follows:

	2013	2012
Patents issued	$22,775	$22,775
Patent applications	31,632	-
Accumulated amortization	(13,595)	(10,822)
Total net patents	$40,812	$11,953

Accrued Expenses.  We have accrued various expenses in our December 31 balance sheets, as follows:

	2013	2012
Compensation	$230,032	$190,266
Rebates	68,325	64,111
401(k) plan and health insurance	8,078	5,581
Property and other taxes	7,844	7,495
Lease normalization	7,413	9,188
Technology royalty termination	-	1,683
Total accrued expenses	$321,692	$278,324

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

Years Ended December 31	2013	2012
Balance, beginning of year	$23,100	$19,250
Provision for estimated warranty claims	19,080	25,337
Claims made	(19,080)	(21,487)
Balance, end of year	$23,100	$23,100

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  For the years ended December 31, 2013 and 2012, we did not have any interest or penalties or any significant uncertain tax positions.

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

Deferred revenues arising from service and extended warranty contracts are booked as sales over their life on a straight-line basis. Supplies are recognized as sales when they are shipped.  Training revenues are recognized at the time the training occurs.  On occasion we arrange for customer financing and leasing through unrelated third parties.  We recognize as revenue a fee from this arrangement at the time of the transaction.  Occasionally, we rent used breathalyzers to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.

Royalty income is recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable and collectability is reasonably assured.

On occasion we receive customer deposits for future product orders.  Customer deposits are initially recorded as a liability and recognized as revenue when the product is shipped and title has passed to the customer.

Deferred Revenue.  Deferred revenues arise from service contracts and from development contracts.  Revenues from service contracts are recognized on a straight-line basis over the life of the contract, generally one year.  However, there are occasions when they are written for longer terms up to four years.  The revenues from that portion of the contract that extend beyond one year are shown in our balance sheet as long term.  Deferred revenues also result from progress payments received on development contracts; those revenues are recognized when the contract is complete.  All development contracts are for less than one year and all deferred revenues from this source are shown in our balance sheet as short term.

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

Medical Device Tax.  In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States after December 31, 2012.  We expense the medical device tax in General and Administrative Expense.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  We used the Black-Scholes option-pricing model (“Black-Scholes model”) to determine fair value. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based compensation expense recognized under ASC 718 for fiscal years 2013 and 2012 was $60,196 and $0, respectively, which consisted of stock-based compensation expense related to employee stock options.  Stock-based compensation expense related to employee stock options under ASC 718 for 2013 was allocated to General and Administrative Expense.

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

Basic and Diluted Income and Loss per Common Share.  Net income or loss per share is calculated in accordance with ASC Topic 260, Earnings Per Share (“ASC 260”).  Under the provisions of ASC 260, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.   There was no dilution from potential common shares outstanding at December 31, 2013 and at December 31, 2012 because the market price of our shares was less than the exercise price of the stock options outstanding.

Recent Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

3.  STOCKHOLDERS’ EQUITY

Stock Option Plan.   We adopted our 2002 Stock Option Plan (the “Plan,” as summarized below) to promote our and our stockholders’ interests by helping us to attract, retain and motivate our key employees and associates. Under the terms of the Plan, the Board of Directors may grant either “nonqualified” or “incentive” stock options, as defined by the Internal Revenue Code and related regulations. The purchase price of the shares subject to a stock option will be the fair market value of our common stock on the date the stock option is granted.  Generally, vesting of stock options occurs immediately at the time of the grant of such option and all stock options must be exercised within five years from the date granted. The number of common shares reserved for issuance under the Plan is 375,000 shares of common stock, subject to adjustment for dividend, stock split or other relevant changes in our capitalization.  The Plan expired March 4, 2012.  In January, 2013 our board of directors adopted a new Plan for approval by our shareholders at their regular annual meeting on April 1, 2013, which provides for 150,000 shares to be reserved for issuance under the new Plan on terms similar to those of the expired Plan.

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 69,000 and 0 shares of stock were granted during fiscal years 2013 and 2012, respectively.  The assumptions for employee stock options granted in 2013 are summarized as follows:

Risk-free interest rate	1.4%
Expected life (in years)	5.0
Expected volatility	41%
Expected dividend	0%

Cumulative compensation cost recognized in net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of compensation expense in the period of forfeiture. The volatility of the stock is based on a comparable public company’s historical volatility since our stock is rarely traded.  Fair value computations are highly sensitive to the volatility factor; the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options granted was computed to be approximately $60,196 and $0, for the years ended December 31, 2013 and 2012, respectively.  Effects of stock-based compensation, net of the effect of forfeitures, totaled $60,196 and $0 for the years 2013 and 2012, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended December 31, 2013 and 2012 is as follows:

A summary of our stock option activity and related information for each of the fiscal years ended December 31, 2013 and 2012 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT DECEMBER 31, 2011	23,000	$3.69
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-
BALANCE AT DECEMBER 31, 2012	23,000	-
Granted	69,000	$2.32
Exercised	-	-
Forfeited/expired	-	-
BALANCE AT DECEMBER 31, 2013	92,000	$2.66

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2013:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$3.69	23,000	3	$3.69	23,000	$3.69
$2.32	69,000	4.75	$2.32	69,000	$2.32
	92,000			92,.00

Of the 92,000 options exercisable as of December 31, 2013, all are incentive stock options. The exercise price of all options granted through December 31, 2013 has been equal to or greater than the fair market value, as determined by our Board of Directors.  As of December 31, 2013, 81,000 options for our common stock remain available for grant under the new Plan adopted in 2013.

4.  RELATED PARTY TRANSACTIONS

During 2011, we made a loan of $62,500 to Tipping Point, Inc. (“TPI”) of which $34,000 has been repaid.  Based on market conditions and expectations, we have provided a reserve against the remaining outstanding principal of $28,500.  Outstanding principal accrues interest at 10.0% per annum, payable monthly.  This note has a provision entitling us to convert any outstanding balance into stock of TPI.  TPI is considered a related party as certain of our board members were also TPI board members during a portion of 2011.

During the year ended December 31, 2013, we paid a consulting fee of $15,000 to a director.  No consulting fee was paid during the year ended December 31, 2012.

5.  COMMITMENTS AND CONTINGENCIES

We currently lease our facilities in Wheat Ridge, Colorado under a lease agreement containing cancellation terms of 180 days written notice on or after April 15, 2015 and upon remittance of any unamortized tenant improvements made by the landlord in excess of $16,000.  The minimum future lease payments by year are as follows:

Fiscal Year	Amount
2014	$111,681
2015	37,592
Total	$149,273

Rent expense for our facilities for the years ended December 31, 2013 and 2012 was $106,653 and $106,137 respectively.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships.  As of December 31, 2013 we had no obligation with respect to contingent severance benefit obligations.

Aside from the operating lease and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”) so far as our LifeGuard product is concerned.  The FDA provides regulations governing the manufacture and sale of our LifeGuard product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of December 31, 2013, we had not been inspected by the FDA; however, we believe we are in substantial compliance with all known regulations.

We are also subject to regulation by the United States Department of Transportation and by various state departments of transportation so far as our other products are concerned.  We believe that we are in substantial compliance with all known regulations.

We entered into a development contract in March 2013, which calls for an initial deposit of $31,602, followed by payments totaling $94,804 to be made as work is performed; this contract has been completed as of December 31, 2013.

6.  LINE OF CREDIT

Our line of credit for $150,000 with Citywide Bank matured on June 1, 2013, and was not renewed.  There was no balance due on the line of credit as of December 31, 2012.

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

Our income tax provision is summarized below:

Years Ended	December 31, 2013	December 31, 2012
Current:
Federal	$158,101	$248,216
State	32,972	40,996
Total current	191,073	289,212
Deferred:
Federal	34,759	(37,363)
State	4,823	(5,184)
Total deferred	39,582	(42,547)
Refunds from amending prior years:
Federal	(80,852)	-
State	(11,546)	-
Total refunds	(92,398)	-
Total	$138,257	$246,665

The refunds from amending prior years arose as a result of an additional deduction.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	December 31, 2013	December 31, 2012
Federal statutory rate	$242,424	$258,502
Effect of:
State taxes, net of federal tax benefit	37,795	27,057
Research & development credit	(72,814)	(38,894)
Other	(69,148)	-
Total	$138,257	$246,665

The components of the deferred tax asset are as follows:

Years Ended	December 31, 2013	December 31, 2012
Current Deferred Tax Assets:
Deferred service income	$26,449	$60,240
Bad debt reserve	20,811	30,590
Accrued vacation	16,702	13,464
Inventory reserve	15,200	17,100
Warranty reserve	8,778	8,778
Total current deferred tax assets	87,940	130,172
Long Term Deferred Tax Assets:
Deferred service income	4,762	2,112
	$92,702	$132,284

8.  LEGAL PROCEEDINGS

We are involved in two legal proceedings that arose in the normal course of business. One legal proceeding relates to the alleged mishandling by a third party of a breath alcohol test involving a product that we manufacture. The other legal proceeding relates to the conduct of an independent contractor who conducted a training session utilizing our training course. We are not a party to either of these legal proceedings but there is a possibility that we may become a defendant in them. Based on currently available information, we believe that we will have meritorious defenses to these actions if we are named and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with generally accepted accounting principles in the United States (U.S. GAAP), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. At December 31, 2013 we have accrued $0 for legal proceedings and $0 at December 31, 2012.

9.  MAJOR CUSTOMERS/SUPPLIERS

We depend on sales that are generated from our customers’ ongoing usage of alcohol testing instruments.    Except for two customers who each contributed 7% ($599,712 and $580,645 respectively) to our total sales in 2013, no other customer contributed more than 4% ($325,236).  One customer contributed 10% ($683,261) to our total sales in 2012, with two customers contributing 5% and 4% respectively ($332,898 and $261,983).  In making this determination, we considered the federal government, state governments, local governments, and foreign governments each as a single customer.  In 2013, we depended upon three vendors for approximately 28% of our purchases (three vendors and 24% respectively in 2012).

10.  DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We have adopted a 401(k) Profit Sharing Plan which covers all full-time employees who have completed 3 months of full-time continuous service and are age eighteen or older. Participants may defer up to 100% of their gross pay up to Plan limits.  Participants are immediately vested in their contributions.  We may make discretionary contributions based on corporate financial results for the year, which was determined to be 3% of the total payroll of the participating employees in 2013 and 2012.  In 2013 and 2012 we contributed $38,966 and $34,381 respectively.  The participants vest in Company contributions based on years of service, with a participant fully vested after six years of credited service.

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Internal Control over Financial Reporting

(a)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

(b)	Attestation report of the registered public accounting firm.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.

(c)	Changes in Internal Control over Financial Reporting

At December 31, 2012 our management determined that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting discussed below:

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

During the year ended December 31, 2013 we updated our internal controls, acquiring access to additional technical research materials and evaluating the need to retain additional personnel to enable our accounting department to adequately respond to changes in our operations and to changes within generally accepted accounting principles.

We also appointed a new member to our audit committee with the required credentials to serve as our audit committee financial expert.

Management has evaluated the effectiveness of our internal controls over financial reporting and believes that the material weaknesses which previously existed at December 31, 2012 have been fully remediated as of December 31, 2013.

Except as otherwise noted above, there were no significant changes in our internal controls over financial reporting during the year ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2013 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2013.

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2013 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2013 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2013.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	92,000	$2.66	81,000
Equity compensation plans not approved by security holders	-	-	-
Total	92,000	$2.66	81,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2013 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2013.

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2013 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2013.

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

Dated: March 17, 2014

LIFELOC TECHNOLOGIES, INC.

By:	/s/ Barry R. Knott
Barry R. Knott
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Barry R. Knott	March 17, 2014
Barry R. Knott
President and Chief Executive Officer (Principal Executive Officer) Director

/s/ Vern D. Kornelsen	March 17, 2014
Vern D. Kornelsen Chief Financial Officer (Principal Financial Officer) Director

/s/ Kristie L. LaRose	March 17, 2014
Kristie L. LaRose Controller (Principal Accounting Officer)

/s/ Robert Greenlee	March 17, 2014
Robert Greenlee Director

/s/ Wayne Willkomm	March 17, 2014
Wayne Willkomm Director

/s/ Gurumurthi Ravishankar	March 17, 2014
Gurumurthi Ravishankar Executive Vice President Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (3)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2010, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2010 (1)
10.6	Form of Standard Distribution Agreement(1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2010, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009(2)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1) Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.
(2) Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.
(3) Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012.