Form 10-Q
period 2014-03-31
Lifeloc Technologies, Inc
filed 2014-05-07
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,432,416 Shares
(Class)	(outstanding at May 7, 2014)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2014

 PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	March 31,
	2014	December 31,
CURRENT ASSETS:	(Unaudited)	2013
Cash and cash equivalents	$2,919,945	$3,357,260
Accounts receivable, net	575,961	426,248
Inventories, net	904,661	736,697
Income taxes receivable	85,247	131,577
Deferred taxes	100,850	87,940
Prepaid expenses and other	67,310	67,700
Total current assets	4,653,974	4,807,422

PROPERTY AND EQUIPMENT, at cost:
Production equipment	441,596	363,370
Office equipment	153,103	145,116
Sales and marketing equipment	225,111	211,427
Purchased software	69,806	44,356
Less accumulated depreciation	(513,653)	(473,538)
Total property and equipment, net	375,963	290,731

OTHER ASSETS:
Technology licenses, net	-	3,333
Patents, net	46,053	40,812
Deferred taxes, long term	5,575	4,762
Deposits and other	13,840	12,514
Total other assets	65,468	61,421

Total assets	$5,095,405	$5,159,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$243,180	$149,949
Customer deposits	110,347	186,682
Accrued expenses	138,696	321,692
Deferred revenue, current portion	60,098	69,603
Reserve for warranty expense	25,625	23,100
Total current liabilities	577,946	751,026

DEFERRED REVENUE, net of current portion	14,670	12,532

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,432,416 shares outstanding at both March 31, 2014 and December 31, 2013	4,385,093	4,385,093
Retained earnings	117,696	10,923
Total stockholders' equity	4,502,789	4,396,016

Total liabilities and stockholders' equity	$5,095,405	$5,159,574

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Product sales	$1,973,251	$1,777,924
Royalties	109,020	130,425
Total	2,082,271	1,908,349

COST OF SALES	1,052,971	959,179

GROSS PROFIT	1,029,300	949,170

OPERATING EXPENSES:
Research and development	285,233	160,569
Sales and marketing	315,630	248,327
General and administrative	296,704	337,981
Total	897,567	746,877

OPERATING INCOME	131,733	202,293

OTHER INCOME:
Interest income	4,648	3,663
Bad debt recovery	3,000	3,000
Total	7,648	6,663

NET INCOME BEFORE PROVISION FOR TAXES	139,381	208,956

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(32,608)	(66,947)

NET INCOME	$106,773	$142,009

NET INCOME PER SHARE, BASIC	$0.04	$0.06

NET INCOME PER SHARE, DILUTED	$0.04	$0.06

WEIGHTED AVERAGE SHARES, BASIC	2,432,416	2,426,542

WEIGHTED AVERAGE SHARES, DILUTED	2,498,246	2,426,542

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013
Net income	$106,773	$142,009
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	44,313	44,753
Deferred taxes	(13,723)	(28,387)
Reserve for warranty expense	2,525	750
Changes in operating assets and liabilities-
Accounts receivable	(149,713)	(236,786)
Inventories	(167,964)	(236,960)
Income taxes receivable	46,330	95,333
Prepaid expenses and other	390	(59,620)
Deposits and other	(1,326)	(53,363)
Accounts payable	93,231	177,384
Customer deposits	(76,335)	3,178
Accrued expenses	(182,996)	(116,460)
Deferred (expense) income	(7,367)	62,548
Net cash (used in) operating activities	(305,862)	(205,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(125,347)	(16,945)
Purchase of patent	(6,106)	(4,459)
Net cash (used in) investing activities	(131,453)	(21,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	15,200
Net cash provided from financing
activities	-	15,200

NET (DECREASE) IN CASH	(437,315)	(211,825)

CASH, BEGINNING OF PERIOD	3,357,260	2,338,012

CASH, END OF PERIOD	$2,919,945	$2,126,187

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$-	$-

Cash paid for income tax	$-	$-

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by us, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of 2014.  These financial statements do not include all disclosures associated with annual  financial statements and, accordingly, should be read in conjunction with footnotes contained in our financial statements for the year ended December 31, 2013 included in our Form 10-K.

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

Note Receivable. We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company during the second quarter of 2011.  Although the loan has been paid down by $37,000, including a repayment of $3,000 in the first quarter of 2014, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan for the full amount, leaving a net amount of $0, which is not included in our balance sheet at March 31, 2014.  TPI is considered a related party as certain of our board members were also TPI board members during a portion of 2011.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At March 31, 2014 and December 31, 2013, inventory consisted of the following:

	2014	2013
Raw materials & deposits	$380,040	$283,865
Work-in-process	97,604	87,374
Finished goods	507,596	440,458
Total gross inventories	985,240	811,697
Less reserve for obsolescence	(80,579)	(75,000)
Total net inventories	$904,661	$736,697

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income	$106,773	$142,009
Weighted average shares-basic	2,432,416	2,426,542
Effect of dilutive potential common shares	65,830	-
Weighted average shares-diluted	2,498,246	2,426,542
Net income per share-basic	$.04	$.06
Net income per share-diluted	$.04	$.06
Antidilutive employee stock options	0	0

4.  STOCKHOLDERS’ EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2014:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32 - $3.69	92,000	4.0	$2.66	92,000	$2.66

Of the 92,000 options exercisable as of March 31, 2014, all are incentive stock options. The exercise price of all options granted through March 31, 2014 has been equal to or greater than the fair market value.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

5.  RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2013, we paid a consulting fee of $15,000 to a director.  No consulting fee was paid during the quarter ended March 31, 2014.

6.  LINE OF CREDIT

Our line of credit for $150,000 with Citywide Bank matured on June 1, 2013, and was not renewed.

7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Three Months Ended
	March 31, 2014	March 31, 2013
Federal statutory rate	$47,390	$71,045
Effect of:
State taxes, net of federal benefit	7,481	17,350
Research and development credits	-	(15,842)
Domestic Production Activities Deduction	(16,792)	-
Other	(5,471)	(5,606)
Total	$32,608	$66,947

8.  COMMITMENTS

We entered into an amendment to an existing development contract in February 2014, in which we agreed to pay $34,980 upon execution of the amendment, followed by one additional payment of $34,979 in Q2 2014, both of which have been or will be included in research and development expense.

9.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled “Risk Factors” in our December 31, 2013 Form 10-K.

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

In 2013 we expanded our FC Series of professional breath alcohol testers sold to law enforcement, corrections and international markets with the addition of the FC5 Hornet. The FC5 is a portable handheld alcohol screening device that competes directly against passive (no mouthpieces required) alcohol screeners from our competitors in the education, law enforcement, workplace and corrections markets. In 2013 we also introduced the Sentinel zero tolerance alcohol screening station, a fully automated wall mounted screening station for employees in safety sensitive industries such as oil and gas and mining. Both devices expand Lifeloc's products for passive alcohol screening.

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

Results of Operations

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Net sales. Our product sales for the quarter ended March 31, 2014 were $1,973,251, an increase of 11% from $1,777,924 for the quarter ended March 31, 2013.  This increase is attributable primarily to an across-the-board improvement in the economic environment.  When royalties of $109,020 are included, total revenues of $2,082,271 increased by $173,922, or 9%, for the quarter ended March 31, 2014 when compared to the same quarter a year ago.

Gross profit.  Gross profit for the quarter ended March 31, 2014 of $1,029,300 represented an increase of 8% from gross profit of $949,170 for the quarter ended March 31, 2013 as a result of improved gross margins offset by lower royalty payments.

Research and development expenses.  Research and development expenses were $285,233 for the quarter ended March 31, 2014, representing an increase of 78% over the $160,569 in the same quarter a year ago.  This increase resulted from personnel and compensation increases, as well as payments to outside vendors, required to maintain our product development efforts.

Sales and marketing expenses.   Sales and marketing expenses of $315,630 for the quarter ended March 31, 2014 represented an increase of 27% from sales and marketing expenses of $248,327 for the quarter ended March 31, 2013.  This increase resulted primarily from increased advertising outlays and from compensation increases.

General and administrative expenses.   General and administrative expenses were $296,704 for the quarter ended March 31, 2014, which represented a decrease of 12% over the $337,981 spent in the same quarter a year ago.  This decrease results from the absence in 2014 of a one-time consulting fee paid to a director in 2013, and from lower compensation in the quarter ended March 31, 2014 versus the quarter ended March 31, 2013.

Other income.  The increase in other income resulted from higher interest income in the quarter ended March 31, 2014.

Net income.   Net income was $106,773 for the quarter ended March 31, 2014 compared to net income of $142,009 for the quarter ended March 31, 2013.  This decrease of $35,236, or 25%, was the result of an increase in gross profit and a decrease in income taxes of $34,339, offset by increased research and development expenses and sales and marketing expenses as described above.

Trends and Uncertainties That May Affect Future Results

Although revenues in 2014 are up modestly compared to revenues in 2013, there is no assurance this will continue in future periods.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

Our 2014 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products for long term growth.  We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for 2014.  However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

As of March 31, 2014, cash and cash equivalents was $2,919,945, accounts receivable were $575,961 and current liabilities were $577,946 resulting in a net liquid asset amount of $2,917,960.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we will be required to implement cost reduction measures, as necessary.

We made a loan of $62,500 to Tipping Point, Inc. (“TPI”), an early stage company, during Q2 of 2011.  Although the loan has been paid down by $37,000, including a repayment of $3,000 in the first quarter of 2014, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the full amount of the loan, leaving a net amount of $0, which is not included in our balance sheet at March 31, 2014.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended March 31, 2014 and for the quarter ended March 31, 2013, warranty costs were not deemed significant.

Critical Accounting Policies and Estimates

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

Stock-based compensation is presented in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation (“ASC 718”).  Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards made to employees and directors including employee stock options based on estimated fair values on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of income.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of  March 31, 2014.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the 3 months ended March 31, 2013 we sold 10,000 shares of common stock to an officer and director at $1.52 per share.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOC TECHNOLOGIES, INC.

May 7, 2014	By:	/s/ Barry R. Knott
Date		Barry R. Knott
President and Chief Executive Officer (Principal Executive Officer)

May 7, 2014	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document