Form 10-Q
period 2014-06-30
Lifeloc Technologies, Inc
filed 2014-08-08
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  000-54319

LIFELOC TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1053680
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12441 West 49th Ave., Unit 4
Wheat Ridge, Colorado  80033
(Address of principal executive offices)

(303) 431-9500
(Registrant's telephone number)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,432,416 Shares
(Class)	(outstanding at August 7, 2014)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended June 30, 2014

 PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets
	June 30,
	2014	December 31,
	(Unaudited)	2013

ASSETS
CURRENT ASSETS:
Cash	$3,096,721	$3,357,260
Accounts receivable, net	626,646	426,248
Inventories, net	905,931	736,697
Income taxes receivable	219	131,577
Deferred taxes	107,231	87,940
Prepaid expenses and other	95,945	67,700
Total current assets	4,832,693	4,807,422

PROPERTY AND EQUIPMENT, at cost:
Production equipment	502,140	363,370
Office equipment	164,355	145,116
Sales and marketing equipment	231,242	211,427
Purchased software	80,596	44,356
Less accumulated depreciation	(557,225)	(473,538)
Total property and equipment, net	421,108	290,731

OTHER ASSETS:
Technology licenses, net	-	3,333
Patents, net	51,062	40,812
Deferred taxes, long term	8,469	4,762
Deposits and other	22,310	12,514
Total other assets	81,841	61,421

Total assets	$5,335,642	$5,159,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$275,371	$149,949
Customer deposits	56,161	186,682
Accrued expenses	227,307	321,692
Deferred revenue, current portion	69,977	69,603
Reserve for warranty expense	26,625	23,100
Total current liabilities	655,441	751,026

DEFERRED REVENUE, net of current portion	22,288	12,532

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,432,416 shares outstanding	4,385,093	4,385,093
Retained earnings	272,820	10,923
Total stockholders' equity	4,657,913	4,396,016

Total liabilities and stockholders' equity	$5,335,642	$5,159,574

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended June 30,
	2014	2013
REVENUES:
Product sales	$2,119,748	$1,986,662
Royalties	98,160	122,387
Total	2,217,908	2,109,049

COST OF SALES	1,122,875	1,055,129

GROSS PROFIT	1,095,033	1,053,920

OPERATING EXPENSES:
Research and development	233,013	263,700
Sales and marketing	346,664	274,516
General and administrative	286,967	282,464
Total	866,644	820,680

OPERATING INCOME	228,389	233,240

OTHER INCOME:
Interest income	6,371	3,959
Bad debt recovery	3,000	2,000
Total	9,371	5,959

NET INCOME BEFORE PROVISION FOR TAXES	237,760	239,199

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(82,636)	(65,694)

NET INCOME	$155,124	$173,505

NET INCOME PER SHARE, BASIC	$0.06	$0.07

NET INCOME PER SHARE, DILUTED	$0.06	$0.07

WEIGHTED AVERAGE SHARES, BASIC	2,432,416	2,426,542

WEIGHTED AVERAGE SHARES, DILUTED	2,486,731	2,426,542

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Six Months Ended June 30,
	2014	2013
REVENUES:
Product sales	$4,092,999	$3,764,586
Royalties	207,180	252,812
Total	4,300,179	4,017,398

COST OF SALES	2,175,846	2,014,308

GROSS PROFIT	2,124,333	2,003,090

OPERATING EXPENSES:
Research and development	518,246	424,269
Sales and marketing	662,294	522,843
General and administrative	583,671	620,445
Total	1,764,211	1,567,557

OPERATING INCOME	360,122	435,533

OTHER INCOME:
Interest income	11,019	7,622
Bad debt recovery	6,000	5,000
Total	17,019	12,622

NET INCOME BEFORE PROVISION FOR TAXES	377,141	448,155

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(115,244)	(132,641)

NET INCOME	$261,897	$315,514

NET INCOME PER SHARE, BASIC	$0.11	$0.13

NET INCOME PER SHARE, DILUTED	$0.11	$0.13

WEIGHTED AVERAGE SHARES, BASIC	2,432,416	2,430,537

WEIGHTED AVERAGE SHARES, DILUTED	2,464,113	2,430,537

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013
Net income	$261,897	$315,514
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	90,177	98,507
Deferred taxes	(22,998)	(28,204)
Reserve for warranty expense	3,525	1,500
Changes in operating assets and liabilities-
Accounts receivable	(200,398)	(394,499)
Inventories	(169,234)	(175,923)
Income taxes receivable	131,358	154,088
Prepaid expenses and other	(28,245)	(48,641)
Deposits and other	(9,796)	(1,336)
Accounts payable	125,422	213,020
Customer deposits	(130,521)	216
Accrued expenses	(94,385)	(30,917)
Deferred income	10,130	71,994
Net cash provided from (used in)
operating activities	(33,068)	175,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(214,064)	(21,379)
Purchase of patent	(13,407)	(4,459)
Net cash (used in) investing activities	(227,471)	(25,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	15,200
Net cash provided from financing
activities	-	15,200

NET (DECREASE) IN CASH	(260,539)	164,681

CASH, BEGINNING OF PERIOD	3,357,260	2,338,012

CASH, END OF PERIOD	$3,096,721	$2,502,693

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$-	$-

Cash paid for income tax	$7,431	$1,790

LIFELOC TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  ORGANIZATION AND NATURE OF BUSINESS

Lifeloc Technologies, Inc. ("Lifeloc" or the "Company") is a Colorado based developer, manufacturer and marketer of portable hand-held breathalyzers and related accessories, supplies and education.  We design, produce and sell fuel-cell based breath alcohol testing equipment.  We compete in all major segments of the portable breath alcohol testing instrument market, including law enforcement, workplace, corrections, original equipment manufacturing ("OEM") and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers' alcohol testing programs. We sell globally through distributors and sales agents, as well as directly to users.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by us, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter of 2014.  These financial statements do not include all disclosures associated with annual  financial statements and, accordingly, should be read in conjunction with footnotes contained in our financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K (our "10-K").

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

 Note Receivable. We made a loan of $62,500 to Tipping Point, Inc. ("TPI"), an early stage company, during the second quarter of 2011.  Although the loan has been paid down by $40,000, including a repayment of $3,000 in the second quarter of 2014, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan for the full amount, leaving a net amount of $0, which is not included in our balance sheet at June 30, 2014.  TPI is considered a related party as certain of our board members were also TPI board members during a portion of 2011.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At June 30, 2014 and December 31, 2013, inventory consisted of the following:

	2014	2013
Raw materials & deposits	$473,337	$283,865
Work-in-process	76,491	87,374
Finished goods	436,481	440,458
Total gross inventories	986,309	811,697
Less reserve for obsolescence	(80,378)	(75,000)
Total net inventories	$905,931	$736,697

Income Taxes.  We account for income taxes under the provisions of Accounting Standards Codification Topic 740, "Accounting for Income Taxes" ("ASC 740"). We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.

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

Service and extended warranty contracts are booked as sales over their life on a straight-line basis. Supplies are recognized as sales when they are shipped.  Training revenues are recognized at the time the training occurs.  We have discontinued arranging for customer financing and leasing through unrelated third parties and instead are providing for customer financing and leasing ourselves.  We recognize revenue as collections are received.  Occasionally, we rent used breathalyzers to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.

Royalty income is recognized in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured.

Deferred Revenue.  Deferred revenues arise from service contracts, from extended warranty contracts, and from customer leases.  Those revenues are recognized on a straight-line basis over the life of the contract, which generally are written for one year.  However, there are occasions when they are written for longer terms up to four years.  In those cases, the revenues from that portion of the contract that extend beyond one year are shown in our balance sheet as long term.  Deferred revenues also result from progress payments received on development contracts; those revenues are recognized when the contract is complete.  All development contracts are for less than one year and all deferred revenues from this source are shown in our balance sheet as short term.

Fair Value of Financial Instruments.   Our financial instruments consist of cash and cash equivalents, short-term trade receivables, note receivable and payables.  The carrying values of cash and cash equivalents, short-term receivables and payables approximate their fair value due to their short-term maturities.

Recent Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements.  The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which is effective for annual reporting periods beginning after December 15, 2016.  We have not yet assessed the impact, if any, of adopting this standard.

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

The following table presents the calculation of basic and diluted net income (loss) per share:
	Three Months Ended June 30,
	2014	2013
Net income	$155,124	$173,505
Weighted average shares-basic	2,432,416	2,426,542
Effect of dilutive potential common shares	54,315	-
Weighted average shares-diluted	2,486,731	2,426,542
Net income per share-basic	$.06	$.07
Net income per share-diluted	$.06	$.07
Antidilutive employee stock options	-	-

	Six Months Ended June 30,
	2014	2013
Net income	$261,897	$315,514
Weighted average shares-basic	2,432,416	2,430,537
Effect of dilutive potential common shares	31,697	-
Weighted-average shares-diluted	2,464,113	2,430,537
Net income per share-basic	$.11	$.13
Net income per share-diluted	$.11	$.13
Antidilutive employee stock options	-	-

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at June 30, 2014:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32 - $3.69	92,000	4.0	$2.66	92,000	$2.66

Of the 92,000 options exercisable as of June 30, 2014, all are incentive stock options. The exercise price of all options granted through June 30, 2014 has been equal to or greater than the fair market value.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

5.  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013, we paid a consulting fee of $15,000 to a director.  No consulting fee was paid during the six months ended June 30, 2014, nor did we engage in any other related party transaction during that period.

6.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	June 30, 2014	June 30, 2013
Federal statutory rate	$128,228	$152,373
Effect of:
State taxes, net of federal benefit	17,464	(20,012)
Research and development credits	-	(55,065)
Domestic Production Activities Deduction	(33,584)	-
Other	3,136	55,345
Total	$115,244	$132,641

7.  COMMITMENTS

Outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,489,768 at June 30, 2014.

8.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans" or "anticipates" or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward-looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net sales. Our product sales for the quarter ended June 30, 2014 were $2,119,748, an increase of 7% from $1,986,662 for the quarter ended June 30, 2013.  This increase is attributable primarily to an across-the-board improvement in the economic environment as well as to the introduction of new products.  When royalties of $98,160 are included, total revenues of $2,217,908 increased by $108,859, or 5%, for the quarter ended June 30, 2014 when compared to the same quarter a year ago.

Gross profit.  Gross profit for the quarter ended June 30, 2014 of $1,095,033 represented an increase of 4% from gross profit of $1,053,920 for the quarter ended June 30, 2013 as a result of similar gross margins offset by lower royalty payments.

Research and development expenses.  Research and development expenses were $233,013 for the quarter ended June 30, 2014, representing a decrease of 12% over the $263,700 in the same quarter a year ago.  This decrease resulted from lower payments to outside vendors offset by personnel additions, required to maintain our product development efforts.

Sales and marketing expenses.   Sales and marketing expenses of $346,664 for the quarter ended June 30, 2014 represented an increase of 26% from sales and marketing expenses of $274,516 for the quarter ended June 30, 2013.  This increase resulted primarily from increased advertising outlays and from additional headcount.

General and administrative expenses.   General and administrative expenses were $286,967 for the quarter ended June 30, 2014, which represented an increase of 2% over the $282,464 spent in the same quarter a year ago.  These increases reflect general increases in the cost of doing business.

Other income.  Other income of $9,371 for the quarter ended June 30, 2014 consisted of interest income of $6,371 and bad debt recovery of $3,000, compared to interest income of $3,959 and bad debt recovery of $2,000 in the same quarter a year ago.

Net income.   Net income was $155,124 for the quarter ended June 30, 2014 compared to net income of $173,505 for the quarter ended June 30, 2013.  This decrease of $18,381, or 11%, was the result of increased operating expenses as described above, and an increase in the provision for income taxes which resulted from timing differences as well as the absence of the research and development credit in this period, offset by an increase in gross profit.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Net sales. Our product sales for the six months ended June 30, 2014 were $4,092,999, an increase of 9% from $3,764,586 for the six months ended June 30, 2013.  This increase is attributable primarily to sales growth from our law enforcement, corrections and international customers.  When royalties of $207,180 are included, total revenues of $4,300,179 increased by $282,781, or 7%, for the six months ended June 30, 2014 when compared to the same six month period a year ago.

Gross profit.  Gross profit for the six months ended June 30, 2014 of $2,124,333 represented an increase of 6% from gross profit of $2,003,090 for the six months ended June 30, 2013 as a result of similar gross margins offset by lower royalty payments.

Research and development expenses.  Research and development expenses were $518,246 for the six months ended June 30, 2014, representing an increase of 22% over the $424,269 in the same six month period a year ago.  This increase resulted from personnel increases, as well as higher payments to outside vendors, required to maintain our product development efforts.

Sales and marketing expenses.   Sales and marketing expenses of $662,294 for the six months ended June 30, 2014 represented an increase of 27% from sales and marketing expenses of $522,843 for the six months ended June 30, 2013.  This increase resulted primarily from increased advertising outlays and from additional headcount.

General and administrative expenses.   General and administrative expenses were $583,671 for the six months ended June 30, 2014, which represented a decrease of 6% over the $620,445 spent in the same six months a year ago.  This decrease results from lower compensation in the six months ended June 30, 2014 versus the six months ended June 30, 2013.

Other income.  Other income of $17,019 for the six months ended June 30, 2014 consisted of interest income of $11,019 and bad debt recovery of $6,000, compared to interest income of $7,622 and bad debt recovery of $5,000 for the six months ended June 30, 2013.

Net income.   Net income was $261,897 for the six months ended June 30, 2014 compared to net income of $315,514 for the six months ended June 30, 2013.  This decrease of $53,617, or 17%, was the result of an increase in gross profit, offset by increased operating expenses as described above, and offset by a decrease in the provision for income taxes.

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

Our 2014 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products for long-term growth.  We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for 2014.  However, we believe that cash resources will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

As of June 30, 2014, cash was $3,096,721, accounts receivable were $626,646 and current liabilities were $655,441 resulting in a net liquid asset amount of $3,067,926.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we will be required to implement cost reduction measures, as necessary.

We made a loan of $62,500 to Tipping Point, Inc. ("TPI"), an early stage company, during Q2 of 2011.  Although the loan has been paid down by $40,000, including a repayment of $3,000 in the second quarter of 2014, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the full amount of the loan, leaving a net amount of $0, which is not included in our balance sheet at June 30, 2014.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended June 30, 2014 and for the quarter ended June 30, 2013, warranty costs were not deemed significant.

Critical Accounting Policies and Estimates

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements.  In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.  Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, sales returns, warranty, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Revenue from product sales is recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable. The prices at which we sell our products are fixed and determinable at the time we accept a customer's order. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims, and generally have no ongoing obligations related to product sales, except for normal warranty. Deferred revenues arising from service and extended warranty contracts are booked as sales over their life on a straight-line basis. Supplies are recognized as sales when they are shipped. Training revenues are recognized at the time the training occurs. We have discontinued arranging for customer financing and leasing through unrelated third parties and instead are providing customer financing and leasing directly.  We recognize revenue from these arrangements as collections are received.  Occasionally, we rent used breathalyzers to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract. Royalty income is recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable and collectability is reasonably assured. On occasion we receive customer deposits for future product orders. Customer deposits are initially recorded as a liability and recognized as revenue when the product is shipped and title has passed to the customer.

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

Stock-based compensation is presented in accordance with the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Compensation — Stock Compensation ("ASC 718").  Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards made to employees and directors including employee stock options based on estimated fair values on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of income.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that the Company's disclosure controls will prevent or detect all errors and all fraud.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We may be involved from time to time in litigation, negotiation and settlement matters that may have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers or directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ''Risk Factors'' in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

LIFELOC TECHNOLOGIES, INC.

August 7, 2014	By:	/s/ Barry R. Knott
Date		Barry R. Knott
President and Chief Executive Officer (Principal Executive Officer)

August 7, 2014	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document