Form 10-Q
period 2014-09-30
Lifeloc Technologies, Inc
filed 2014-11-12
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,432,416 Shares
(Class)	(outstanding at November 7, 2014)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended September 30, 2014

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	September 30,
	2014	December 31,
CURRENT ASSETS:	(Unaudited)	2013
Cash	$3,155,380	$3,357,260
Accounts receivable, net	787,015	426,248
Inventories, net	1,069,319	736,697
Income taxes receivable	-	131,577
Deferred taxes	114,246	87,940
Prepaid expenses and other	58,860	67,700
Total current assets	5,184,820	4,807,422

PROPERTY AND EQUIPMENT, at cost:
Production equipment	507,830	363,370
Office equipment	164,355	145,116
Sales and marketing equipment	230,077	211,427
Purchased software	69,806	44,356
Less accumulated depreciation	(603,225)	(473,538)
Total property and equipment, net	368,843	290,731

OTHER ASSETS:
Technology licenses, net	-	3,333
Patents, net	52,646	40,812
Deferred taxes, long term	7,530	4,762
Deposits and other	106,304	12,514
Total other assets	166,480	61,421

Total assets	$5,720,143	$5,159,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$458,723	$149,949
Income taxes payable	25,782	-
Customer deposits	19,309	186,682
Accrued expenses	216,141	321,692
Deferred revenue, current portion	78,880	69,603
Reserve for warranty expense	29,025	23,100
Total current liabilities	827,860	751,026

DEFERRED REVENUE, net of current portion	19,815	12,532

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,432,416 shares outstanding	4,385,093	4,385,093
Retained earnings	487,375	10,923
Total stockholders' equity	4,872,468	4,396,016

Total liabilities and stockholders' equity	$5,720,143	$5,159,574

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended September 30,
	2014	2013
REVENUES:
Product sales	$2,452,129	$2,230,245
Royalties	54,403	46,100
Total	2,506,532	2,276,345

COST OF SALES	1,329,626	1,204,553

GROSS PROFIT	1,176,906	1,071,792

OPERATING EXPENSES:
Research and development	221,749	218,527
Sales and marketing	357,456	321,401
General and administrative	274,778	327,286
Total	853,983	867,214

OPERATING INCOME	322,923	204,578

OTHER INCOME:
Interest income	5,591	5,375
Bad debt recovery	3,000	3,000
Total	8,591	8,375

NET INCOME BEFORE PROVISION FOR TAXES	331,514	212,953

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(116,959)	26,962

NET INCOME	$214,555	$239,915

NET INCOME PER SHARE, BASIC	$0.09	$0.10

NET INCOME PER SHARE, DILUTED	$0.09	$0.10

WEIGHTED AVERAGE SHARES, BASIC	2,432,416	2,432,416

WEIGHTED AVERAGE SHARES, DILUTED	2,486,380	2,432,416

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)
	Nine Months Ended September 30,
	2014	2013
REVENUES:
Product sales	$6,545,128	$5,994,831
Royalties	261,583	298,912
Total	6,806,711	6,293,743

COST OF SALES	3,505,472	3,218,861

GROSS PROFIT	3,301,239	3,074,882

OPERATING EXPENSES:
Research and development	739,995	642,796
Sales and marketing	1,019,750	844,244
General and administrative	858,449	947,731
Total	2,618,194	2,434,771

OPERATING INCOME	683,045	640,111

OTHER INCOME:
Interest income	16,610	12,997
Bad debt recovery	9,000	8,000
Total	25,610	20,997

NET INCOME BEFORE PROVISION FOR TAXES	708,655	661,108

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(232,203)	(105,679)

NET INCOME	$476,452	$555,429

NET INCOME PER SHARE, BASIC	$0.20	$0.23

NET INCOME PER SHARE, DILUTED	$0.19	$0.23

WEIGHTED AVERAGE SHARES, BASIC	2,432,416	2,430,912

WEIGHTED AVERAGE SHARES, DILUTED	2,495,530	2,430,912

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013
Net income	$476,452	$555,429
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	137,640	144,032
Deferred taxes	(29,074)	34,961
Reserve for warranty expense	5,925	2,250
Changes in operating assets and liabilities-
Accounts receivable	(360,767)	(344,055)
Inventories	(332,622)	(54,289)
Income taxes receivable	131,577	60,478
Prepaid expenses and other	8,840	(47,366)
Deposits and other	(93,790)	(84)
Accounts payable	308,774	239,588
Income taxes payable	25,782	-
Customer deposits	(167,373)	5,588
Accrued expenses	(105,551)	32,956
Deferred income	16,560	(84,583)
Net cash provided from
operating activities	22,373	544,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(207,799)	(37,745)
Purchase of patents	(16,454)	(24,715)
Net cash used in investing activities	(224,253)	(62,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	15,200
Net cash provided from financing
activities	-	15,200

NET (DECREASE) INCREASE IN CASH	(201,880)	497,645

CASH, BEGINNING OF PERIOD	3,357,260	2,338,012

CASH, END OF PERIOD	$3,155,380	$2,835,657

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$-	$-

Cash paid for income tax	$108,976	$12,825
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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by us, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter of 2014.  These financial statements do not include all disclosures associated with annual  financial statements and, accordingly, should be read in conjunction with footnotes contained in our financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K (our "10-K").

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

Note Receivable. We made a loan of $62,500 to Tipping Point, Inc. ("TPI"), an early stage company, during the second quarter of 2011.  Although the loan has been paid down by $43,000, including a repayment of $3,000 in the third quarter of 2014, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan for the full amount, leaving a net amount of $0, which is not included in our balance sheet at September 30, 2014.  TPI is considered a related party as certain of our board members were also TPI board members during a portion of 2011.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At September 30, 2014 and December 31, 2013, inventory consisted of the following:

	2014	2013
Raw materials & deposits	$535,646	$283,865
Work-in-process	206,247	87,374
Finished goods	418,685	440,458
Total gross inventories	1,160,578	811,697
Less reserve for obsolescence	(91,259)	(75,000)
Total net inventories	$1,069,319	$736,697

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

Service, development and extended warranty contracts are booked as sales over their life on a straight-line basis. Supplies are recognized as sales when they are shipped.  Training revenues are recognized at the time the training occurs.  We have discontinued arranging for customer financing and leasing through unrelated third parties and instead are providing for customer financing and leasing ourselves which we recognize as revenue over the applicable lease term.  Occasionally, we rent used breathalyzers to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.

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

The following table presents the calculation of basic and diluted net income per share:
	Three Months Ended September 30,
	2014	2013
Net income	$214,555	$239,915
Weighted average shares-basic	2,432,416	2,432,416
Effect of dilutive potential common shares	53,964	-
Weighted average shares-diluted	2,486,380	2,432,416
Net income per share-basic	$.09	$.10
Net income per share-diluted	$.09	$.10
Antidilutive employee stock options	-	23,000

	Nine Months Ended September 30,
	2014	2013
Net income	$476,452	$555,429
Weighted average shares-basic	2,432,416	2,430,912
Effect of dilutive potential common shares	63,114	-
Weighted-average shares-diluted	2,495,530	2,430,912
Net income per share-basic	$.20	$.23
Net income per share-diluted	$.19	$.23
Antidilutive employee stock options	-	23,000

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at September 30, 2014:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32 - $3.69	92,000	3.5	$2.66	92,000	$2.66

Of the 92,000 options exercisable as of September 30, 2014, all are incentive stock options. The exercise price of all options granted through September 30, 2014 has been equal to or greater than the fair market value.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

5.  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, we paid a consulting fee of $15,000 to a director.  No consulting fee was paid during the nine months ended September 30, 2014, nor did we engage in any other related party transaction during that period.

6.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	September 30, 2014	September 30, 2013
Federal statutory rate	$240,943	$224,777
Effect of:
State taxes, net of federal benefit	32,837	30,229
Research and development credits	-	(79,292)
Domestic Production Activities Deduction	(50,376)	-
Amended returns	-	(92,398)
Other	8,799	22,363
Total	$232,203	$105,679

7.  COMMITMENTS

On August 25, 2014, the Company entered into a Contract to Buy and Sell Real Estate (the "Contract") with Ward West Properties LLC, a non-affiliated third party, related to property located at 12441 West 49th Avenue, Wheat Ridge, CO 80033 (the "Property"), which includes the property the Company uses as its corporate headquarters and certain adjacent property, for an aggregate purchase price of approximately $1.9 million (the "Purchase Price"). The purchase closed on October 31, 2014. The Company obtained financing for a portion of the Purchase Price through a loan from Bank of America secured by a first-lien mortgage on the Property.

Outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,316,051 at September 30, 2014.

8.  SUBSEQUENT EVENTS

In September 2014, we were notified that we have been awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a marijuana Breathalyzer that is currently under development. We have not yet received any official documentation regarding this grant. We evaluated all of our other activity and concluded that no other subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements.

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

In the third quarter of 2014 we received approval from the U.S. Department of Transportation for our EASYCAL automatic calibration station for use with Lifeloc Evidential Breath Testers, and we began shipments of the EASYCAL to our law enforcement, corrections, workplace and international customers.   The EASYCAL is a first of its kind device that automatically performs breath tester instrument calibration, calibration verification and gas management.  As compared to manual instrument calibration, the EASYCAL reduces the opportunity for human error, saves time and reduces operating costs.

Although no official documents have been received, we were notified in Q3 that we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a marijuana breathalyzer.  There is no assurance that this effort to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

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

Results of Operations

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net sales. Our sales for the quarter ended September 30, 2014 were $2,452,129, an increase of 10% from $2,230,245 for the quarter ended September 30, 2013.  This increase is attributable primarily to strong performance from our international and law enforcement markets, as well as the introduction of new products.  When royalties of $54,403 are included, total revenues of $2,506,532 increased by $230,187, or 10%, for the quarter ended September 30, 2014 when compared to the same quarter a year ago.

Gross profit.  Gross profit for the quarter ended September 30, 2014 of $1,176,906 represented an increase of 10% from gross profit of $1,071,792 for the quarter ended September 30, 2013 as a result of increased sales of products, with similar gross margins in both periods.

Research and development expenses.  Research and development expenses were $221,749 for the quarter ended September 30, 2014, representing an increase of 1% over the $218,527 in the same quarter a year ago.  This increase resulted mostly from increased headcount.

Sales and marketing expenses.   Sales and marketing expenses of $357,456 for the quarter ended September 30, 2014 represented an increase of 11% from sales and marketing expenses of $321,401 for the quarter ended September 30, 2013.  This increase resulted primarily from increased advertising outlays and from additional headcount.

General and administrative expenses.  General and administrative expenses were $274,778 for the quarter ended September 30, 2014, which represented a decrease of 16% over the $327,286 spent in the same quarter a year ago.  This decrease resulted primarily from lower compensation.

Other income.  Other income of $8,591 for the quarter ended September 30, 2014 consisted of interest income of $5,591 and bad debt recovery of $3,000, compared to interest income of $5,375 and bad debt recovery of $3,000 in the same quarter a year ago.

Net income.   Net income was $214,555 for the quarter ended September 30, 2014 compared to net income of $239,915 for the quarter ended September 30, 2013.  This decrease of $25,360, or 11%, was the result of changes in gross profit and changes in operating expenses as described above, and an increase in the provision for income taxes which resulted from amended returns filed in Q3 of 2013, as well as timing differences, offset by the absence of the research and development credit in this period.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Net sales. Our sales for the nine months ended September 30, 2014 were $6,545,128, an increase of 9% from $5,994,831 for the nine months ended September 30, 2013.  This increase is attributable primarily to sales growth from our law enforcement, corrections and international customers.  When royalties of $261,583 are included, total revenues of $6,806,711 increased by $512,968, or 8%, for the nine months ended September 30, 2014 when compared to the same nine month period a year ago.

Gross profit.  Gross profit for the nine months ended September 30, 2014 of $3,301,239 represented an increase of 7% over gross profit of $3,074,882 for the nine months ended September 30, 2013 as a result of increased sales of products, with similar gross margins in both periods, offset by a $37,329 reduction in royalties.

Research and development expenses.  Research and development expenses were $739,995 for the nine months ended September 30, 2014, representing an increase of 15% over the $642,796 in the same nine month period a year ago.  This increase resulted mostly from increased headcount.

Sales and marketing expenses.   Sales and marketing expenses of $1,019,750 for the nine months ended September 30, 2014 represented an increase of 21% from sales and marketing expenses of $844,244 for the nine months ended September 30, 2013.  This increase resulted primarily from increased advertising outlays and from additional headcount.

General and administrative expenses.   General and administrative expenses were $858,449 for the nine months ended September 30, 2014, which represented a decrease of 9% over the $947,731 spent in the same nine months a year ago.  This decrease resulted primarily from lower compensation expenses.

Other income.  Other income of $25,610 for the nine months ended September 30, 2014 consisted of interest income of $16,610 and bad debt recovery of $9,000, compared to interest income of $12,997 and bad debt recovery of $8,000 for the nine months ended September 30, 2013.

Net income.   Net income was $476,452 for the nine months ended September 30, 2014 compared to net income of $555,429 for the nine months ended September 30, 2013.  This decrease of $78,977, or 14%, was the result of the changes in gross profit and operating expenses as described above, offset by increased income taxes as a result of amended returns filed in 2013.

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

We have traditionally funded working capital needs through product sales and close management of working capital components of our business.  Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes. In our earlier years, we incurred quarter-to-quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies.  Although we have been profitable during the last several years, we expect that operating losses could well occur in the future.  Should that situation arise, we may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms or at all.

As of September 30, 2014, cash was $3,155,380, accounts receivable were $787,015 and current liabilities were $827,860 resulting in a net liquid asset amount of $3,114,535.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we will be required to implement cost reduction measures, as necessary.

We made a loan of $62,500 to Tipping Point, Inc. ("TPI"), an early stage company, during Q2 of 2011.  Although the loan has been paid down by $43,000, including a repayment of $3,000 in the third quarter of 2014, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the full amount of the loan, leaving a net amount of $0, which is not included in our balance sheet at September 30, 2014.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended September 30, 2014 and for the quarter ended September 30, 2013, warranty costs were not deemed significant.

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

Revenue from product sales is recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable. The prices at which we sell our products are fixed and determinable at the time we accept a customer's order. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims, and generally have no ongoing obligations related to product sales, except for normal warranty. Deferred revenues arising from service, development and extended warranty contracts are booked as sales over their life on a straight-line basis. Supplies are recognized as sales when they are shipped. Training revenues are recognized at the time the training occurs. We have discontinued arranging for customer financing and leasing through unrelated third parties and instead are providing customer financing and leasing ourselves which we recognize as revenue over the applicable lease term.  Occasionally, we rent used breathalyzers to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract. Royalty income is recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable and collectability is reasonably assured. On occasion we receive customer deposits for future product orders. Customer deposits are initially recorded as a liability and recognized as revenue when the product is shipped and title has passed to the customer.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

LIFELOC TECHNOLOGIES, INC.

November 12, 2014	By:	/s/ Barry R. Knott
Date		Barry R. Knott
President and Chief Executive Officer (Principal Executive Officer)

November 12, 2014	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document