Form 10-K
period 2014-12-31
Lifeloc Technologies, Inc
filed 2015-03-20
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to __________

Commission File No.:  000-54319

LIFELOC TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Colorado	84-1053680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12441 W 49th Ave., Wheat Ridge, Colorado	80033
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (303) 431-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	None

Securities registered under Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒     No   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐                            Accelerated filer  ☐                 Non-accelerated filer  ☐                      Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of 273,367 shares of common stock held by non-affiliates of the issuer on such date was $1,298,493.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 10, 2015:

Common Stock, no par value	2,454,116

Documents Incorporated by Reference: Part III is incorporated by reference from portions of the registrant's Definitive Proxy Statement for the 2015 Annual Shareholders' Meeting, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2014.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K (this "Annual Report") include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K, including statements about our strategies, expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market size and growth, and return on investments in products and market, are based on information available to us on the date of this document, and we assume no obligation to update such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. Readers of this Annual Report on Form 10-K are strongly encouraged to review the section entitled "Risk Factors".

PART I

Item 1.  Business

Overview

Lifeloc Technologies, Inc., a Colorado corporation ("Lifeloc" or the "Company"), is a Colorado-based developer, manufacturer and marketer of portable hand-held and fixed station breathalyzers and related accessories, supplies and education.  We design, produce and sell fuel-cell based breath alcohol testing equipment.  We compete in all major segments of the portable breath alcohol testing instrument market, including law enforcement, workplace, corrections, original equipment manufacturing ("OEM") and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers' alcohol testing programs. We sell globally through distributors as well as directly to users.

We define our business as providing "near and remote sensing" products and solutions. Today, the majority of our revenues are derived from products and services for alcohol detection and measurement. We remain committed to growing our breath alcohol testing business. In the future, we anticipate the commercialization of new sensing and measurement products that may allow Lifeloc to successfully expand our business into new growth areas where we do not presently compete or where no satisfactory product solutions exist today.

In addition, with the October 2014 purchase of our corporate headquarters and certain adjacent property, we added a new reporting segment focused on the ownership and rental of real property through existing commercial leases.

Lifeloc incorporated in Colorado in December 1983.  We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com, www.lifeguardbreathtester.com, stsfirst.com and www.lifeloc.fr.  Information contained on our websites does not constitute part of this Form 10-K.

Principal Products and Services and Methods of Distribution

In 1989, we introduced our first breath alcohol tester, the PBA3000. Our Phoenix Classic was completed and released for sale in 1998, superseding the PBA3000. In turn, the Phoenix Classic has been superseded by our FC Series and Workplace Series of portable breath alcohol testers, which are discussed below. Neither the PBA3000 nor the Phoenix Classic is actively sold today.

In 2001, we completed and released for sale an additional product line, our new FC Series, designed specifically for domestic and international law enforcement and corrections markets. The portable breath alcohol testers comprising our FC Series are currently being sold worldwide, having contributed to our growth since their introduction. The FC Series is designed to meet the needs of domestic and international law enforcement for roadside drink/drive testing and alcohol offender monitoring. The FC Series is approved by the U.S. Department of Transportation ("DOT") as an evidential breath tester, making it suitable for sale to state law enforcement agencies for preliminary roadside breath alcohol testing.  The FC Series is routinely updated with firmware, software and component improvements as they become available.  It is readily adaptable to the specific requirements and regulations of domestic and international markets.

In 2005 and 2006, we introduced two new models, the EV30 and Phoenix 6.0 Evidential Breath Tester ("Phoenix 6.0"), which constitute our Workplace Series of testing devices.  Like their predecessor, the Phoenix Classic, these instruments are also DOT approved. The DOT's specifications support the DOT's workplace alcohol testing programs, including those applicable to workplace alcohol testing for the federally regulated transportation industry. We also sell component parts used in alcohol testing devices, such as mouthpieces used by our breathalyzers, as well as forms and labels used for record keeping, and calibration products for user re-calibration of our devices.  We offer optional service agreements on our equipment, re-calibration services, and spare parts, and we sell supporting instrument training and user certification training to our workplace customers.

In 2006, we commenced selling breath alcohol equipment components that we manufacture to other original equipment manufacturers ("OEMs") for inclusion as subassemblies or components in their breath alcohol testing devices.

In late 2009, Lifeloc released the LifeGuard Personal Breathalyzer ("LifeGuard"), a personal alcohol breath tester that incorporates the same fuel-cell technology used in our professional devices.  Intended for the global consumer breathalyzer market, LifeGuard is primarily sold directly to consumers in the U.S. and marketed internationally through global distributors.

In 2011 and 2012 Lifeloc introduced Bluetooth wireless keyboard and printer communication options for our popular Phoenix 6.0 along with a series of web based workplace training courses. We believe these two product innovations have been key to our success and leadership in workplace breath testing.

In 2013 Lifeloc expanded our FC Series of professional breath alcohol testers targeted at domestic and international law enforcement and corrections markets with the addition of the FC5 Hornet (the "FC5"). The FC5 is a passive (no mouthpieces required) portable handheld alcohol screening device that competes directly with passive alcohol screeners from our competitors in the education, law enforcement, workplace and corrections markets. In 2013 we also introduced the Sentinel zero tolerance alcohol screening station, a fully automated wall mounted screening station for use in safety sensitive industries such as oil and gas and mining. Both devices expand Lifeloc's products for passive alcohol screening.

In the third quarter of 2014 we received approval from DOT for our EASYCAL automatic calibration station for use with Lifeloc Evidential Breath Testers, and we began shipments of the EASYCAL to our law enforcement, corrections, workplace and international customers.   The EASYCAL is a first of its kind device that automatically performs breath tester instrument calibration, calibration verification and gas management.  As compared to manual instrument calibration, the EASYCAL reduces the opportunity for human error, saves time and reduces operating costs.

In October 2014 we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a marijuana breathalyzer.  Terms of the grant require us to submit invoices as work is performed, with an anticipated completion date of August 31, 2017.  There is no assurance that this effort to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

In December 2014, we acquired substantially all of the assets of Superior Training Solutions, Inc. ("STS"), a company that develops and sells online drug and alcohol training and refresher courses. The assets we acquired from STS complement our existing drug and alcohol training courses.

Additional Areas of Interest

Consistent with our business goal of providing "near and remote sensing" products and solutions, our acquisition strategy involves purchasing companies, development resources and assets that are aligned with our areas of interest and that can further aid in our entering additional markets.  We expect to actively research and engage in the acquisition of resources that can expedite our entrance into new markets or strengthen our position in existing ones.

Competition and Markets

We sell our products in a highly competitive market and we compete for business with both foreign and domestic manufacturers.  Most of our competitors are larger and have substantially greater resources than we do.  In addition, there is an ongoing risk that other domestic or foreign companies who do not currently service or manufacture products for our target markets may seek to produce products or services that compete directly with ours.

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

One leading competitor is Intoximeters, Inc. of St. Louis, Missouri, a long-established company with strong name recognition in the field of alcohol testing.  It has well established sales channels, a large customer base, and a broad product line.  CMI, Inc. of Owensboro, Kentucky, another major competitor, also has a well established name, strong position in stationary units used in police work, and international market coverage.  Drägerwerk AG & Co. KGaA ("Dräger"), based in Germany, manufactures safety and gas testing equipment.  Its breath alcohol testers are respected for their quality and performance.

In addition, other technologies for the measurement of breath alcohol exist and are employed in other market and application segments where the technology may be more suitable or developed to specific requirements. These include:

•	Infrared devices, which use infrared light absorption to detect breath alcohol. These devices generally lack portability, and are usually found in fixed locations, such as police stations, where subjects are brought for testing. This technology has the advantage of being mandated by law in most states for evidential use in breath testing.

•	Semi-conductor breath testing technology, which is used primarily in consumer breathalyzers. Its primary advantage is low cost, but the technology is not widely accepted by professional users as being as accurate as fuel cell technology.

•	Chemical tests, which are based on urine and saliva testing. This approach to alcohol testing is more invasive, less convenient than breath testing, and may require subsequent analysis for results.

•	Blood alcohol tests, which require blood samples. These tests are widely believed to be the most accurate form of alcohol testing because they measure blood alcohol content directly from a sample of the subject's blood. However, the results are not instantaneous and the tests are more invasive and expensive than breath alcohol testing.

Marketing

Marketing activities associated with our business include the communication of our value proposition through direct mail, direct and indirect sales channels, trade shows and an information-rich online presence.  We sell our products to the workplace and international markets primarily through distributors.  We sell our law enforcement, corrections and consumer products directly to the end user and our OEM products directly to manufacturers. Leveraging our installed base is important, as is maintaining a well trained distributor network.  In 2009, we revised our workplace distributor program to place additional emphasis on volume incentives for growth in the form of a rebate program.  Under the program distributors receive a progressively greater percentage rebate based on the dollar sales they generate. We believe this program helps incentivize our distributors to achieve a higher level of sales than would otherwise be the case.

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

Research and Development

Lifeloc defines its business broadly to include "near and remote sensing" applications in markets outside of our traditional alcohol testing.  We believe that our future success depends to a large degree on our ability to conceive and develop improved alcohol detection and measurement products, as well as to identify attractive opportunities for growth outside of breath alcohol testing.  Accordingly, we expect to continue to invest in research and development.  We spent $1,000,266 and $929,517 during 2014 and 2013, respectively, on research and development. The amount spent in 2014 was higher than the amount spent in 2013 because we initiated several new product development efforts in new markets.

Raw Materials and Principal Suppliers

A basic component of our instrument product line is the fuel cell, which we obtain from only a few suppliers.  We believe that our demand for this component is small relative to the total supply, and that the materials and services required for the production of our products are currently available in sufficient quantities and will be available for the foreseeable future.  However, there are relatively few suppliers of the high-quality fuel cells which our breathalyzers require.  Any sudden disruption to the supply of our fuel cells would pose a significant risk to our business. New sources of fuel cells are uncertain at this time and changes to our fuel cells require approval by the DOT, which, if not received, could have a material effect on our revenues.  While we have traditionally used only one supplier of fuel cells, we have recently developed fuel cells of our own manufacture, which we intend to submit to the Department of Transportation for approval in our Evidential Breath Testers. If our own fuel cells are approved, Lifeloc will pursue a two-supplier strategy as necessary to meet the needs of the Company.

Patents, Intellectual Property and Royalties

We rely, in part, upon patents, trade secrets and proprietary knowledge as well as personnel policies and employee confidentiality agreements concerning inventions and other creative efforts (collectively, "Lifeloc IP") to develop and to maintain our competitive position. We do not believe that our business is dependent upon any patent, patent pending or license, although we believe that trade secrets and confidential know-how may be important to our commercial success.

We file for patents, copyrights and trademarks to protect our intellectual property rights to the extent practicable.  We hold the rights to five United States patents and have four patent applications pending.  These patents have expiration dates ranging from October 2020 to September 2031.  In 2014 we filed three utility patent applications related to our volatile substance testing equipment and methods.  We are not aware of any infringements of our patents.  We act to protect our patents from infringement in each instance where we determine that doing so would be economical in light of the expense involved and the level and availability of our financial resources.  While we believe that each of our pending applications relate to a patentable device or concept, there is no guarantee that the patents will be issued.

We also enter into royalty agreements from time to time. In 2012 we entered into a royalty agreement with an OEM customer which provides for the monthly payment of royalties to us on all products containing certain of our software sold by our customer.  In 2013 we entered into a second royalty agreement with another customer which provides for the monthly payment of royalties to us on all products containing certain of our software sold by our customer.

Employees

As of December 31, 2014, we had 41 employees (38 full -time employees and 3 part-time employees).  We are not a party to any collective bargaining agreements.

Customers

Revenues from our largest customers, as a percentage of total revenues, for 2014 and 2013 were as follows:

	2014	2013
Customer A	8%	7%
Customer B	6%	7%
Customer C	5%	4%
All Others	81%	82%
	100%	100%

Environmental Matters

Our operations are subject to a variety of federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise related to the protection of the environment.  Lifeloc sells cylinders of ethanol in nitrogen (UN1956, Class 2.2) for use in calibrating breath alcohol testers. The gas mixture is a hazardous material as defined by the DOT (see 49 CFR 172). We believe we are in substantial compliance with the appropriate DOT regulations for the handling and shipment of dry gas containers, as well as all other state or local laws governing the transportation of hazardous materials. The DOT regulations include strict labeling and packaging requirements, as well as requirements pertaining to shipping papers and declaration forms that must be completed by the shipper.  In addition, we provide a Material Safety Data Sheet ("MSDS") with every tank, and all employees involved in shipping hazardous materials are required to have appropriate certification.   Failure to comply with these regulations could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability, which could have a material impact on our business. The cost of complying with these regulations is considered as an ongoing cost of operations, and is not material.

Government Regulation of the Business

All breath testers sold in the United States explicitly for personal use are regulated as Class I medical devices by the Food and Drug Administration ("FDA"). These regulations apply to the manufacture and sale of our LifeGuard product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of December 31, 2014, we had not been inspected by the FDA; however, we believe we were in substantial compliance with applicable FDA regulations.
Lifeloc has trained on and is following the requirements of OSHA's Hazardous Communications Standard of 2012 (referred to as "HazCom 2012"). Compliance with HazCom 2012 requires providing employee information and training, labeling of chemicals used by Lifeloc and updating MSDS to the new harmonized Safety Data Sheets ("SDS") as they become available. It also requires us to prepare and implement a hazard communication program to follow for workers potentially exposed to hazardous chemicals.
See also Item 1A. Risk Factors – "We are subject to a high degree of regulatory oversight and, if we do not continue to receive the necessary regulatory approvals, our revenues may decline."

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

State and Local Regulations

Portable fuel-cell based technology has been used to show "probable cause" in many state jurisdictions, based on the individual device's DOT approval.

In certain states, the results of portable fuel -cell breath testers are admissible as evidence of intoxication in DUI prosecution. In other states, infra-red technology is considered the standard for evidence of intoxication, because of its ability to perform real-time analysis of the entire breath exhalation thereby giving it the ability to detect interference from mouth alcohol. In those states, portable fuel -cell based breath testers are not admissible as evidence of intoxication, although they may still be used to establish probable cause.

Insurance

We are covered under comprehensive general liability insurance policies, which have per occurrence and aggregate limits of $1 million and $2 million, respectively, and a $5 million umbrella policy.  We maintain customary property and casualty, workers' compensation, employer liability and other commercial insurance policies.

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

Risks Related to Our Business and Industry
Global economic conditions could have a negative impact on our business, operating results and financial condition.
Our business can be positively or negatively affected by fluctuations in exchange rates and country by country economic conditions.  Our international customers may increase, reduce, delay or cancel their purchases of our products if exchange rates are unfavorable to importation.  Unfavorable economic and currency situations may force us to adjust prices downward to remain competitive. We could incur losses if a customer's business fails and the customer is unable to pay us, or pay us on a timely basis. Likewise, if our suppliers have difficulty in obtaining credit or in operating their businesses, they may not be able to provide us with the materials we use to manufacture our products. Our law enforcement  business is dependent on the availability of federal and state grants to fund new equipment purchases. Should this funding not be available or delayed our volume may be negatively affected. Our workplace business may be affected by the health of industries with safety sensitive jobs such as oil and gas and transportation. Should these segments experience downturn, demand for our products may be reduced.  These actions could result in reduced revenues and higher operating costs, and have an adverse effect on our results of operations and financial condition.
We rely on customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

Fourteen percent of our total sales in 2014 were attributable to two customers, with whom we do not have a long-term contract.  If orders from those customers are not renewed, our revenues will be adversely affected.  Furthermore, at December 31, 2014, our accounts receivable balance included approximately $156,701 or 18% from one customer.

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

Our performance depends to a large extent on a small number of key managerial personnel. In particular, we believe our success is highly dependent upon the services and reputation of our Chief Executive Officer, Mr. Barry R. Knott.  Loss of Mr. Knott's services could severely damage our business.

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

We are subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the Conforming Products List of Evidential Devices published periodically in the Federal Register.  Law enforcement applications also require that portable breath testing instruments be included on the DOT Conforming Products List.  Lifeloc's FC10, FC20, EV30, Phoenix and Phoenix 6.0 are included on the conforming products list.  We believe that we were in substantial compliance with the regulations described above as of December 31, 2014 for our products sold into these markets and states.In addition, our LifeGuard product is regulated as a Class I medical device by the Food and Drug Administration ("FDA").

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

Portable breath testers ("PBTs") are not used to the same degree in each state. Usage is determined by a complex combination of individual state DUI laws, historical practice, and individual state directions for alcohol testing. Some states do not accept breath alcohol testing as evidence. Other states may prefer different breath alcohol testing technology, such as infrared. Lifeloc cannot control the direction or timing of changes to individual state DUI laws, public and political sentiment toward the use of PBTs, or individual state preferences for a specific breath alcohol testing technology. These factors may threaten current state contracts and future state contracts and our revenues may decline, harming our business.

Our business relies on state contracts, governed by state contracting policies that are beyond our control.

Many state purchases of PBTs are governed by state contracts with competitive price bids, multiple year terms and without guarantees of purchases. Other states prefer to share PBT usage across several vendors, also without guarantees of volume. These state practices limit Lifeloc's ability to retain current business, forecast volumes and win new business. Furthermore, a significant amount of our law enforcement business is concentrated in six states (Arizona, California, Colorado, Michigan, Idaho, and Texas). Loss of this business, or delays or cancellations in purchasing by these states, could seriously impact our law enforcement business.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products.  We maintain product liability insurance to cover us in the event of liability claims, and as of December 31, 2014, no such claims have been asserted or threatened against us.  However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Our quarterly operating results may vary significantly depending upon factors such as:

▪	the timing of completion of significant orders;
▪	the timing and amount of our research and development expenditures;
▪	the costs of initial production in connection with new products;
▪	the availability, quality and cost of key components that go into the assembly of our products;
▪	the timing of new product introductions — both by us and by our competitors;
▪	changes in the regulatory environment and regulations under which we operate;
▪	the loss of a major customer;
▪	the timing and level of market acceptance of new products or enhanced versions of our existing products;
▪	our ability to retain existing employees, customers and our customers' continued demand for our products and services; and
▪	our customers' inventory levels, and levels of demand for our customers' products and services; and competitive pricing pressures.

We may not be able to grow or sustain revenues or achieve or maintain profitability on a quarterly or annual basis, and levels of revenue and/or profitability may vary from one such period to another.

Identification of material weakness in internal control may adversely affect our financial results.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Those provisions provide for the identification of material weaknesses in internal control. If such a material weakness is identified, it could indicate a lack of adequate controls to generate accurate financial statements. We routinely assess our internal controls, but we cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods, or maintain all of the controls necessary for continued compliance.

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

All of Lifeloc's products use fuel cell technology for the measurement of breath alcohol results. This technology has been developed and refined over many years by Lifeloc and our major competitors. While we expect it to remain as the dominant technology in breath testing devices, other technologies for the measurement of breath alcohol exist and are employed in other market and application segments where the technology is more suitable or developed to the specific requirements. It is possible that future development of these technologies could pose a risk to Lifeloc's business. See "Item 1. Business – Competition and Markets" for more information about these other technologies.

Risks Related to Our Stock

Shares of our common stock lack a significant trading market.

Shares of our common stock are not eligible for trading on any national securities exchange. Our common stock may be quoted in the over-the-counter market on the OTC Bulletin Board or in what are commonly referred to as "pink sheets." However, these markets are highly illiquid. There is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities quoted on the OTC Bulletin Board as compared with securities traded on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume.

Under certain circumstances, shares of our common stock may be sold without registration pursuant to the safe harbor provided in Exchange Act Rule 144 ("Rule 144"). Any sale under Rule 144 or under any other exemption from the Securities Act of 1933, as amended (the "Securities Act"), if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop.

Additionally, the price of our securities may be volatile as a result of a number of factors, including, but not limited to, the following:

●	our ability to successfully conceive and to develop new products and services to enhance the performance characteristics and methods of manufacture of existing products;
●	our ability to retain existing customers and customers' continued demand for our products and services;
●	the timing of our research and development expenditures and of new product introductions;
●	the timing and level of acceptance of new products or enhanced versions of our existing products;
●	price and volume fluctuations in the stock market at large which do not relate to our operating performance; and
●	outside news reports which may or may not accurately convey information about the Company, its products, its prospects and opportunities.

Our principal stockholder has significant voting power and may take actions that may not be in the best interests of other stockholders.

Vern D. Kornelsen, Chairman of our Board of Directors, secretary, and Chief Financial Officer, beneficially owned approximately 77% of our outstanding common stock as of December 31, 2014.  Through this ownership, Mr. Kornelsen is able to control the composition of our Board and direct our management and policies. Accordingly, Mr. Kornelsen has the direct or indirect power to:

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

The holders of our securities and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our securities. Investors should consider any secondary market for our securities to be a limited one. The "manual exemption" permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Since June 14, 2011, we have been listed in Standard & Poor's. While many states expressly recognize this manual, a smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals, making applicability of the manual exemption uncertain in those states. The following states do not have provisions expressly recognizing the manual exemption: Alabama, Illinois, Kentucky, Louisiana, Montana, New York, Pennsylvania, Tennessee and Virginia. While we may, in our discretion, cause our securities to be registered under the state securities laws of these or other states, there is no guarantee that we will do so.

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

We are subject to certain federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002, new regulations promulgated by the SEC and the rules of the OTC Market.  The expense of compliance with these and other laws relating to corporate governance and public disclosure is included in our general and administrative expenses.  These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, we invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards result in different outcomes from those intended by regulatory or governing bodies, our business may be harmed.

We may issue shares in the future, diluting your interest in us.

We expect to issue options to purchase shares of our common stock to compensate employees, consultants and directors under our 2013 Stock Option Plan, and we may issue additional shares to raise capital.  Any such issuances will have the effect of further diluting the interest of the holders of our securities.

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

Item 2.  Properties

On October 31, 2014, we purchased the commercial property the Company uses as its corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 10,670 are currently leased to three tenants under leases that expire at various times ranging from May 31, 2015 to December 31, 2017. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.

Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in November 2025.

Item 3.  Legal Proceedings

We may be involved from time to time in litigation, negotiation and settlement matters that may have a material effect on our operations or finances. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 10, 2015, we had 82 shareholders of record. Our common stock is not listed on an established public trading market. Since January 17, 2012, our stock has been quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our shares is LCTC. Trading in our common stock is limited and sporadic. Subject to the foregoing qualification, the following table sets forth the range of bid quotations, for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2014	Bid Price	Fiscal 2013	Bid Price
1st Quarter	$2.32– 15.00	1st Quarter	$1.00 – 2.32
2nd Quarter	$4.00 – 9.00	2nd Quarter	$2.32 – 2.32
3rd Quarter	$2.75 – 9.00	3rd Quarter	$2.32 – 2.32
4th Quarter	$7.25 – 15.00	4th Quarter	$2.32 – 2.32

Dividend Policy

We have never declared or paid any cash dividend on shares of our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and expand our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements, and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

On December 1, 2014, we issued 15,000 shares of our common stock, valued at $132,375, as part of the purchase price paid for the assets of STS, a company that develops and sells online drug and alcohol training and refresher courses.  In accordance with the purchase agreement between Lifeloc and STS, the value of the stock was based on the closing quote on our stock price for a specified period prior to closing.  This issuance of common stock constituting a portion of the total consideration paid pursuant to the purchase agreement was made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, or another applicable exemption.

Item 6.  Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward-looking statements.  Readers of this Form 10-K are strongly encouraged to review the section titled "Risk Factors."

Overview

We have been a developer and manufacturer of advanced alcohol testing instruments since 1986.  We design and produce high-quality, precise and rapid recovery alcohol testing instruments for use in the workplace, clinics, schools, law enforcement, corrections, and other applications.  We offer our customers accessories, service support, training and supplies.  Our internet websites are www.lifeloc.com, www.lifeguardbreathtester.com, stsfirst.com and www.lifeloc.fr.

In addition, with the October 2014 purchase of our corporate headquarters and certain adjacent property, we added a new reporting segment focused on the ownership and rental of real property through existing commercial leases. Accordingly, we have concluded that we have two operating segments, (i) our primary business focused on developing, manufacturing and marketing "near and remote sensing" products and solutions, including portable hand-held breathalyzers and related accessories, supplies and education, and (ii) a secondary business focused on the rental of portions of our building to existing tenants.  See "Note 13 – Business Segments" to our Consolidated Financial Statements in Part II - Item 8.

The areas in which we conduct our primary business are highly competitive and include both foreign and domestic competitors.  Our major competitors are larger and have substantially greater resources than we do.  Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours.

We believe that our future success depends to a large degree on our ability to develop new products and services to enhance the performance characteristics and methods of manufacture of existing products and to expand our products outside of our traditional alcohol testing business.  Accordingly, we expect to continue to invest in research and development, to the extent funds are available.

Outlook

Installed Base of Breathalyzers.  We believe the installed base of our breathalyzers will increase as the inherent risks associated with drinking while driving, and of working in safety sensitive jobs, become more widely acknowledged and as our network of distributors and our direct sales force grows.  We believe that increased marketing efforts, the introduction of new products and the expansion of our sales network may provide the basis for increased sales and continuing profitable operations.  However, these measures, or any others that we may adopt, may not result in either increased sales or continuing profitable operations.

Possibility of Operating Losses.  Over the past several years we have operated profitably; however, prior to that we incurred losses.  There is no assurance that we will not incur losses in any given quarter or year in the future.

Sales Growth.  We expect to increase sales in the U.S. and worldwide as our network of direct customers and distributors grows, becomes more proficient and expands the number of new accounts.  Orders for all of our products, particularly ignition interlock components, are on an intermittent purchase order basis and there is no assurance they will continue at any given rate, or that orders will repeat.

Sales and Marketing Expenses.  We continue our efforts to expand our domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to do so.  Sales and marketing expenses are expected to increase as we increase our direct sales representatives and marketing efforts.

Research and Development Expenses.  We expect to increase our research and development expenses to support refinements to our products, and the development of additional new products.

Recent Developments

As discussed above, in October 2014, we purchased the commercial property we use as our corporate headquarters, in addition to certain adjacent property, in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 10,670 are currently leased to three tenants under leases that expire at various times ranging from May 31, 2015 to December 31, 2017. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.

In addition, in December 2014, we acquired substantially all of the assets of Superior Training Solutions, Inc. ("STS"), a company that develops and sells online drug and alcohol training and refresher courses. The assets we acquired from STS complement our existing drug and alcohol training courses.

Results of Operations

Net sales. Our product sales for the year ended December 31, 2014 ("FY 14") were $9,023,804, an increase of 12% from $8,043,538 in the fiscal year ended December 31, 2013 ("FY 13").  Business increased from the sale of new products introduced in the past three years, and, to a lesser degree, from additional revenue attributable to our acquisition of the STS assets.  Our OEM business was lower in FY 14 as compared to FY 13 as a result of having completed a large order in FY 13 that did not repeat in FY 14, and a decrease in royalties from OEM customers that license our patented breath alcohol testing algorithms.  Rental income from tenants occupying a portion of the building we purchased on October 31, 2014 was $17,647.

Royalties.  In 2012 we entered into a royalty agreement with an OEM customer which provides for the monthly payment of royalties to us on all products containing certain of our software sold by the customer.  In 2013 we entered into a second royalty agreement with another customer which provides for the monthly payment of royalties to us on all products containing certain of our software sold by the customer.   As a result of lower sales by our customer, royalties decreased from $382,128 in FY 13 to $300,533 in FY 14, a decrease of 21%.

Gross profit.   Gross profit for FY 14 of $4,467,857 represented an increase of 10% from gross profit of $4,046,613 for FY 13 as a result of increased sales volume and the addition of rental income in 2014, offset in part by lower royalties and lower OEM sales.  Cost of sales increased from $4,379,053 in FY 13 to $4,874,127, or 11%, primarily as a result of additional labor and materials required for the increased sales volume.  Gross profit as a percentage of sales of products (gross margin) stayed relatively constant at 50% in 2014 and in 2013.

Research and development expenses.  Research and development expenses were $1,000,266 in FY 14, an increase of $70,749 or 8% from $929,517 in FY 13.  The increase was primarily a result of increases in compensation related to research personnel.

Sales and marketing expenses. Sales and marketing expenses were $1,433,839 in FY 14, an increase of $282,604, or 25% from $1,151,235 in FY 13. The increase resulted from increased marketing expenditures, headcount increases and higher sales-based compensation due to increased sales volume.

General and administrative expenses. General and administrative expenses were $1,239,238 in FY 14, a decrease of $44,680, or 4%, from $1,283,918 in FY 13. The decrease consisted mostly of decreased compensation related to administrative personnel.

Interest expense. In connection with the financing of our building purchase on October 31, 2014 we obtained a 10-year term loan in an initial principal amount of $1,581,106 bearing interest at 4.45% per annum and secured by a first-priority mortgage in the acquired property, as well as a one-year $250,000 line of credit bearing interest at a rate equal to the LIBOR daily floating rate plus 2.5%, secured by all assets of the Company, from Bank of America. As a result our interest expense increased from $0 in FY 13 to $11,913 in FY 14. There were no borrowings under the line of credit as of December 31, 2014.

Other income.  Interest income increased from $19,069 in FY 13 to $24,132 in FY 14 primarily as the result of greater cash available for investment.  We recovered $12,000 on the Tipping Point, Inc. loan in each of FY 14 and FY 13, which accounted for all of the bad debt recovery in both years.

Our 2015 operating plan is focused on growing sales, increasing gross profits, increasing our commitment (including additional resources, as appropriate) to research and development and sales force, while increasing profits and positive cash flows.  We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for 2015.  However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows.  Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

In October 2014 we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a marijuana breathalyzer.  On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum, secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At December 31, 2014 this credit facility had not been used.

Aside from the commitments under our term loan and line of credit with Bank of America, we do not have any material contractual commitments requiring settlement in the future. See "Note 6 – Commitments and Contingencies" to our Consolidated Financial Statements in Part II - Item 8.

In December 2014, we acquired substantially all of the assets of Superior Training Solutions, Inc. ("STS"), a company that develops and sells online drug and alcohol training and refresher courses, for a total purchase price of $432,375, of which we paid $300,000 in cash and $132,375 in the form of 15,000 shares of our common stock.

We have traditionally funded working capital needs through product sales and close management of working capital components of our business.  Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes.  In 2013 we sold 10,000 shares of common stock in a private transaction for aggregate proceeds of $15,200 versus none in the four years prior to 2013.  Although we did not sell any shares of common stock in 2014, we did issue 15,000 shares of our common stock on December 1, 2014 in connection with our purchase of the assets of STS, as described above.  In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies.  Although we have been profitable in recent years, we can provide no assurances that operating losses will not occur in the future.  Should that situation arise, we may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms, if at all.

As of December 31, 2014, cash and cash equivalents were $2,749,254, trade accounts receivable were $855,452 and current liabilities were $872,573 resulting in net liquid assets of $2,732,133.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to seek additional sources of capital and/or to implement cost reduction measures, as necessary.

We made a loan of $62,500 to Tipping Point, Inc. ("TPI"), an early stage company during the second quarter of fiscal 2011.  Although the loan was paid down by $46,000 by the end of FY 14, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan of $16,500.

As a result of expected continuing growth and increased staffing needs, equipment expenditures during FY 14 were $132,461, compared to $176,439 for FY 13.  In order to provide for expansion, we purchased our building at a total cost of $1,949,139 (consisting of cash of $368,033 and 10-year term loan in an initial principal amount of $1,581,106) of which $317,932 was allocated to land.  On December 1, 2014 we purchased the assets of STS, a company that develops and sells online drug and alcohol training and refresher courses, for a total purchase price of $432,375 (consisting of cash of $300,000 and 15,000 shares of our common stock valued at $132,375).  We filed patent applications at a cost to us of $43,205 in 2014 versus $31,632 in 2013.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  In 2014 we began providing a lifetime warranty on fuel cells.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the year ended December 31, 2014 and for the year ended December 31, 2013, warranty costs were not deemed significant.

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

We have concluded that we have two operating segments, including our primary business which is as a developer, manufacturer and marketer of portable hand-held breathalyzers and related accessories, supplies and education, and a second segment consisting of renting portions of our building to existing tenants.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years (three years for software and technology licenses).  We use the double declining method of depreciation for property and equipment, and the straight line method for software and technology licenses. We purchased all of the assets of STS, an online education company, in 2014, which consisted of training courses that are amortized over 15 years using the straight line method.  In October 2014, we purchased our building. A majority of the cost of the building is depreciated over 39 years using the straight line method. In addition, based on the results of a third party analysis, a portion of the cost was allocated to components integral to the building.  Such components will be depreciated over 5 and 15 years, using the double declining method and the straight line method respectively.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Off-Balance Sheet Arrangements

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
Wheat Ridge, Colorado

We have audited the accompanying balance sheets of Lifeloc Technologies, Inc. as of December 31, 2014 and 2013, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Lifeloc Technologies, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lifeloc Technologies, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

 Eide Bailly LLP

Greenwood Village, Colorado
March 18, 2015

LIFELOC TECHNOLOGIES, INC.
Consolidated Balance Sheets
December 31, 2014 and 2013

ASSETS
CURRENT ASSETS:	2014	2013
Cash	$2,749,254	$3,357,260
Accounts receivable, net	855,452	426,248
Inventories, net	945,425	736,697
Income taxes receivable	83,275	131,577
Deferred taxes	120,392	87,940
Prepaid expenses and other	48,101	67,700
Total current assets	4,801,899	4,807,422

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	-
Building	1,631,207	-
Training courses	432,375	-
Production equipment	401,030	363,370
Office equipment and software	237,724	189,472
Sales and marketing equipment	236,722	211,427
Less accumulated depreciation	(650,576)	(473,538)
Total property and equipment, net	2,606,414	290,731

OTHER ASSETS:
Patents, net	80,356	40,812
Deposits and other	69,687	12,514
Deferred taxes, long term	7,504	4,762
Technology licenses, net	-	3,333
Total other assets	157,547	61,421

Total assets	$7,565,860	$5,159,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$469,570	$149,949
First mortgage payable, current portion	35,262
Customer deposits	16,018	186,682
Accrued expenses	232,130	321,692
Deferred revenue, current portion	86,493	69,603
Reserve for warranty expense	33,100	23,100
Total current liabilities	872,573	751,026

FIRST MORTGAGE PAYABLE, net of current portion	1,540,154	-

DEFERRED REVENUE, net of current portion	19,746	12,532

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,447,416 shares outstanding
(2,432,416 at December 31, 2013)	4,517,468	4,385,093
Retained earnings	615,919	10,923
Total stockholders' equity	5,133,387	4,396,016

Total liabilities and stockholders' equity	$7,565,860	$5,159,574

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Consolidated Statements of Income
Years Ended December 31, 2014 and 2013

	2014	2013
REVENUES:
Product sales	$9,023,804	$8,043,538
Royalties	300,533	382,128
Rental income	17,647	-
Total	9,341,984	8,425,666

COST OF SALES	4,874,127	4,379,053

GROSS PROFIT	4,467,857	4,046,613

OPERATING EXPENSES:
Research and development	1,000,266	929,517
Sales and marketing	1,433,839	1,151,235
General and administrative	1,239,238	1,283,918
Total	3,673,343	3,364,670

OPERATING INCOME	794,514	681,943

OTHER INCOME (EXPENSE):
Interest income	24,132	19,069
Bad debt recovery	12,000	12,000
Interest expense	(11,913)	-
Total	24,219	31,069

NET INCOME BEFORE PROVISION FOR TAXES	818,733	713,012

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(213,737)	(138,257)

NET INCOME	$604,996	$574,755

NET INCOME PER SHARE, BASIC	$0.25	$0.24

NET INCOME PER SHARE, DILUTED	$0.24	$0.24

WEIGHTED AVERAGE SHARES, BASIC	2,433,690	2,431,484

WEIGHTED AVERAGE SHARES, DILUTED	2,497,502	2,431,484

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2014 and 2013
			Retained
	Common Stock		Earnings
	Shares	Amount	(Deficit)	Total

BALANCES, DECEMBER 31, 2012	2,422,416	$4,309,697	$(563,832)	$3,745,865

Net income	-	-	574,755	574,755
Compensation expense related to stock options	-	60,196	-	60,196
Sale of common stock	10,000	15,200	-	15,200

BALANCES, DECEMBER 31, 2013	2,432,416	4,385,093	10,923	4,396,016

Net income	-	-	604,996	604,996
Common stock issued in connection with business combination	15,000	132,375	-	132,375

BALANCES, DECEMBER 31, 2013	2,447,416	$4,517,468	$615,919	$5,133,387

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2014 and 2013

CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013
Net income	$604,996	$574,755
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	205,094	199,011
Provision for bad debt	49,796	-
Deferred taxes	(35,194)	39,582
Compensation expense related to stock options	-	60,196
Changes in operating assets and liabilities-
Accounts receivable	(479,000)	(20,927)
Inventories	(208,728)	95,973
Income taxes receivable	48,302	42,552
Prepaid expenses and other	19,599	(36,171)
Deposits and other	(57,173)	42,190
Accounts payable	319,621	67,153
Customer deposits	(170,664)	186,388
Accrued expenses	(89,562)	43,368
Reserve for warranty expense	10,000	-
Deferred revenue	24,104	(81,951)
Net cash provided from operating activities	241,191	1,212,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property acquired in business combination	(368,033)	-
Cash paid for training courses acquired in business
combination	(300,000)	-
Purchases of property and equipment	(132,461)	(176,439)
Purchase of patents	(43,205)	(31,632)
Net cash (used in) investing activities	(843,699)	(208,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on first mortgage	(5,498)	-
Sale of common stock	-	15,200
Net cash provided from (used in)
financing activities	(5,498)	15,200

NET INCREASE (DECREASE) IN CASH	(608,006)	1,019,248

CASH, BEGINNING OF PERIOD	3,357,260	2,338,012

CASH, END OF PERIOD	$2,749,254	$3,357,260

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$11,913	$-

Cash paid for income tax	$248,930	$83,455

Non cash investing and financing activities:
Mortgage issued for property and equipment acquired
in business combinations	$1,581,106	$-
Stock issued for property and equipment acquired in
business combinations	132,275	-
Total non cash investing and financing
activities	$1,713,381	$-

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

1.   ORGANIZATION AND NATURE OF BUSINESS

Lifeloc Technologies, Inc. ("Lifeloc" or the "Company") is a Colorado based developer, manufacturer and marketer of portable hand-held and fixed station breathalyzers and related accessories, supplies and education.  We design, produce and sell fuel-cell based breath alcohol testing equipment.  We compete in all major segments of the breath alcohol testing instrument market, including law enforcement, workplace, corrections, original equipment manufacturing ("OEM") and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers' alcohol testing programs. We sell globally through distributors  as well as directly to users.

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

Fair Value Measurement.

ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equity securities listed on the New York Stock Exchange.

Level 2 - Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Cash and Cash Equivalents.   For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2014 and 2013.

Fair Value of Financial Instruments.   Our financial instruments consist of cash, short-term trade receivables, payables and a first mortgage.  The carrying values of cash and cash equivalents, short-term receivables, and payables approximate their fair value due to their short term maturities.  The carrying value of the first mortgage approximates its fair value based on interest rates currently obtainable.

Concentration of Credit Risk.   Financial instruments with significant credit risk include cash and accounts receivable.  The amount of cash on deposit with three financial institutions exceeded the $250,000 federally insured limit at December 31, 2014 by $1,998,626.  However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Note Receivable.  We made a loan of $62,500 to Tipping Point, Inc. ("TPI"), an early stage company, during the second quarter of 2011.  Although the loan has been paid down by $46,000, including a repayment of $3,000 in the fourth quarter of 2014, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan for the full amount, leaving a net amount of $0, which is not included in our balance sheet at December 31, 2014. TPI was considered a related party at the time the loan was made, as certain of our board members were also TPI board members during a portion of 2011.

Accounts Receivable.  Accounts receivable are typically unsecured and are derived from transactions with and from entities primarily located in the United States or from international distributors with a proven payment history; we require pre-payment for most international orders.  Accordingly, we may be exposed to credit risks generally associated with the alcohol monitoring industry.  Our credit policy calls for payment in accordance with prevailing industry standards, generally 30 days with occasional exceptions of up to 60 days for large established international customers.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended December 31	2014	2013
Balance, beginning of year	$26,267	$40,000
Provision for estimated losses	49,796	-
Write-off of uncollectible accounts	(36,063)	(13,733)
Balance, end of year	$40,000	$26,267

The net accounts receivable balance at December 31, 2014 of $855,452 included an account from one customer of $156,701 (18%) and no more than 12% from any one other single customer. The net accounts receivable balance at December 31, 2013 of $426,248 included an account from one customer of $152,855 (36%) and no more than 7% from any one other customer.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At December 31, 2014 and 2013, inventory consisted of the following:

	2014	2013
Raw materials & deposits	$476,941	$283,865
Work-in process	132,029	87,374
Finished goods	428,955	440,458
Total gross inventories	1,037,925	811,697
Less reserve for obsolescence	(92,500)	(75,000)
Total net inventories	$945,425	$736,697

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended December 31	2014	2013
Balance, beginning of year	$75,000	$45,000
Provision for estimated obsolescence	43,894	61,538
Write-off of obsolete inventory	(26,394)	(31,538)
Balance, end of year	$92,500	$75,000

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years; three years for software and technology licenses; 15 years for training courses; 39 years for the cost of the building we purchased in October 2014.  We utilize the double-declining method of depreciation for property and equipment, and the straight-line method of depreciation for software, training courses, and the building, due to the expected usage of these assets over time. These methods are expected to continue throughout the life of the assets.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.  Depreciation expense for the years ended December 31, 2014 and 2013 was $198,100 and $144,432 respectively.

Long-Lived Assets.   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.  Impairments of $1,796 and $0 were recorded for the years ended December 31, 2014 and 2013 respectively.

Technology Licenses.  In 2010 we entered into a technology transfer agreement with an unrelated third-party manufacturer of fuel cells, pursuant to which we acquired a perpetual-term license to technology for the manufacture of fuel cells.  We made three equal lump-sum payments of $40,000 each, based on achievement of milestones related to our establishment of successful production facilities.  The total, $120,000, is being amortized over three years commencing in 2011, using the straight line method, with amortization expense of $3,333 for the year 2014 and $40,000 for the year 2013.

In 2011 we acquired a software license relating to Kiosk software technology for $25,000, which we amortized over 2 years ending in 2013, using the straight line method. Amortization expense was $0 for the year 2014 and $11,806 for the year 2013.

Patents.   The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (20 years for utility patents in the United States, and 14 years for design patents).  Amortization expense for the year ended December 31, 2014 was $3,661 and for the year ended December 31, 2013 it was $2,773.  Capitalized costs are expensed if patents are not granted.  We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.  A summary of our patents at December 31, 2014 and 2013 is as follows:

	2014	2013
Patents issued	$22,775	$22,775
Patent applications	74,634	31,632
Accumulated amortization	(17,053)	(13,595)
Total net patents	$80,356	$40,812

Accrued Expenses.  We have accrued various expenses in our December 31 balance sheets, as follows:

	2014	2013
Compensation	$157,888	$230,032
Rebates	21,280	68,325
Property and other taxes	44,810	7,844
401(k) plan and health insurance	8,152	8,078
Lease normalization	-	7,413
Total accrued expenses	$232,130	$321,692

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

Years Ended December 31	2014	2013
Balance, beginning of year	$23,100	$23,100
Provision for estimated warranty claims	14,425	19,080
Claims made	(4,425)	(19,080)
Balance, end of year	$33,100	$23,100

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  For the years ended December 31, 2014 and 2013, we did not have any interest or penalties or any significant uncertain tax positions.

Revenue Recognition.   Revenue from product sales is generally recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable.  The prices at which we sell our products are fixed and determinable at the time we accept a customer's order. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims, and generally have no ongoing obligations related to product sales, except for normal warranty.

Deferred revenues arising from service and extended warranty contracts are booked as sales over their life on a straight-line basis. Supplies are recognized as sales when they are shipped.  Training revenues are recognized at the time the training occurs.  We have discontinued arranging for customer financing and leasing through unrelated third parties and instead are providing for customer financing and leasing ourselves which we recognize as revenue over the applicable lease term.  Occasionally, we rent used equipment to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.

Royalty income is recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable and collectability is reasonably assured.

The sales of licenses to our training courses are recognized as revenue at the time of sale.

Rental income from space leased to our tenants is recognized in the month in which it is due.

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

Grants.  We apply for and receive job training and other grants.  In September 2014 we were notified that we had been awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a marijuana breathalyzer that is currently under development.  Grants are recognized as reductions of expense when received.  In 2014 and 2013, we received expense reimbursement grants of $45,868 and $24,981 respectively.
Rebates.  Our rebate program is available to certain of our North American workplace distributors in good standing who are responsible for sales equaling at least $30,000 in one calendar year.  Distributors who meet the required sales threshold automatically earn a rebate equal to between 1 and 10 percent of that distributor's total sales of the Company's products.  We accrue for these rebates monthly; they are shown in the our balance sheets as accrued expenses and are included in sales and marketing expense in our statements of income.
Rent Expense.  We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases ("ASC 840"). As a result of purchasing our building, we did not incur rent expense after October 31, 2014.

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

Stock-Based Compensation.  Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, Compensation – Stock Compensation ("ASC 718").  Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of income.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying statement of income.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  We used the Black-Scholes option-pricing model ("Black-Scholes model") to determine fair value. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based compensation expense recognized under ASC 718 for fiscal years 2014 and 2013 was $0 and $60,196, respectively, which consisted of stock-based compensation expense related to employee stock options.  Stock-based compensation expense related to employee stock options under ASC 718 for 2013 was allocated to General and Administrative Expense.

Segment Reporting.   We have concluded that we have two operating segments, including our primary business which is as a developer, manufacturer and marketer of portable hand-held breathalyzers and related accessories, supplies and education.  As a result of purchasing our building on October 31, 2014, we have a second segment consisting of renting portions of our building to existing tenants, whose leases expire at various times until December 31, 2017.

Basic and Diluted Income and Loss per Common Share.  Net income or loss per share is calculated in accordance with ASC Topic 260, Earnings Per Share ("ASC 260").  Under the provisions of ASC 260, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  Dilution from potential common shares outstanding at December 31, 2014 was $0.01 per share.  There was no dilution from potential common shares outstanding at December 31, 2013 because the market price of our shares was less than the exercise price of the stock options outstanding.

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

3.	BUSINESS COMBINATIONS

Building and land.  On October 31, 2014 we purchased the building formerly leased by us for a total price of $1,949,139, of which $317,932 was allocated to land.  The allocation between building and land was based on Level 3 inputs and was determined by management based on estimates of rent and return on investment analyses.  Based on a third party analysis, we allocated a portion of the building cost to its components.  The components are depreciated over 5 and 15 years, using double declining depreciation methods, and the building is depreciated over 39 years using the straight line method.

Approximately 48% of the building is leased to third party tenants pursuant to lease agreements expiring on various dates ranging to December 31, 2017.  Rental revenue and operating income included in our statement of income for the year ended December 31, 2014 were $17,647 and $9,873 respectively.

We estimate that net earnings from rental units as though the combination took place at the beginning of the years ended December 31, 2014 and 2013 are as follows.

	2014 (Unaudited)	2013 (Unaudited)
Rental income	$105,880	$105,880
Expenses:
Depreciation	59,150	59,150
Maintenance	20,000	20,000
Property taxes	18,000	18,000
Insurance	4,800	4,800
Total expenses	101,950	101,950
Net profit	$3,930	$3,930

Future rental income and related expenses will depend on whether existing leases are renewed.

The purpose of this acquisition was to provide for potential growth and the need for additional space.

Training Courses.  On December 1, 2014 we acquired all of the assets of Superior Training Solutions, Inc. ("STS") for $300,000 cash plus 15,000 shares of our common stock valued at $132,375, reflecting a total purchase price of $432,375.  In accordance with the purchase agreement between Lifeloc and STS, the value of the stock was based on the closing quote on our stock price for a specified period prior to closing.  Based on Level 3 inputs which consisted of estimates of future cash flows, the entire purchase price was allocated to training courses, which will be depreciated over 15 years using the straight line method.   Revenues are generated by selling licenses to direct customers as well as resellers, and are recognized as earned revenue at the time of sale.

Data that would enable us to present the amounts of revenue and earnings of STS as though the combination took place at the beginning of the years ended December 31, 2014 and 2013 are unavailable to us.

The purpose of this acquisition is to expand our offering of online substance abuse training courses and of online reasonable suspicion training courses.

Estimated future annual amortization relating to the training courses is $28,825.

4.  STOCKHOLDERS' EQUITY

Stock Option Plan.   We adopted our now-expired 2002 Stock Option Plan (the "2002 Plan") to promote the Company's and its stockholders' interests by helping us to attract, retain and motivate our key employees and associates. Under the terms of the 2002 Plan, our Board of Directors (the "Board") may grant either "nonqualified" or "incentive" stock options, as defined by the Internal Revenue Code and related regulations. The purchase price of the shares subject to a stock option will be the fair market value of our common stock on the date the stock option is granted.  Generally, vesting of stock options occurs immediately at the time of the grant of such option and all stock options must be exercised within five years from the date granted. The number of common shares reserved for issuance under the Plan is 375,000 shares of common stock, subject to adjustment for dividend, stock split or other relevant changes in our capitalization.  The Plan expired March 4, 2012.  In January 2013 our board of directors adopted a new Plan (the "2013 Plan"), which was approved by our shareholders at their regular annual meeting on April 1, 2013. The 2013 Plan provides for 150,000 shares to be reserved for issuance under the new Plan on terms similar to those of the expired Plan.

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 0  and 69,000 shares of stock were granted during fiscal years 2014 and 2013, respectively.  The assumptions for employee stock options granted in 2013 are summarized as follows:

Risk-free interest rate	1.4%
Expected life (in years)	5.0
Expected volatility	41%
Expected dividend	0%

Cumulative compensation cost recognized in net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of compensation expense in the period of forfeiture. The volatility of the stock is based on a comparable public company's historical volatility since our stock is rarely traded.  Fair value computations are highly sensitive to the volatility factor; the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options granted was computed to be approximately $0 and $60,196 for the years ended December 31, 2014 and 2013, respectively.  Effects of stock-based compensation, net of the effect of forfeitures, totaled $0 and $60,196 for the years 2014 and 2013, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended December 31, 2014 and 2013 is as follows:

A summary of our stock option activity and related information for each of the fiscal years ended December 31, 2014 and 2013 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT DECEMBER 31, 2012	23,000	$3.69
Granted	69,000	$2.32
Exercised	-	-
Forfeited/expired	-	-
BALANCE AT DECEMBER 31, 2013	92,000	$2.66
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-
BALANCE AT DECEMBER 31, 2014	92,000	$2.66

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2014:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$3.69	23,000	1.9	$3.69	23,000	$3.69
$2.32	69,000	3.75	$2.32	69,000	$2.32
	92,000			92,000

Of the 92,000 options exercisable as of December 31, 2014, all are incentive stock options. The exercise price of all options granted through December 31, 2014 has been equal to or greater than the fair market value, as determined by the Board.  As of December 31, 2014, 81,000 options exercisable for our common stock remain available for grant under the 2013 Plan.

5.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, we paid a consulting fee of $15,000 to a director.  No consulting fee was paid during the year ended December 31, 2014.

6.  COMMITMENTS AND CONTINGENCIES

Mortgage Expense. We purchased our facilities in Wheat Ridge, Colorado on October 31, 2014 for $1,949,139 and executed a first mortgage on all assets in the amount of $1,581,106 with Bank of America for a portion of the purchase price.  The note bears interest at 4.45% per annum, and is payable in 120 equal monthly installments of $8,801 including interest.  Our minimum future principal payments on this first mortgage, by year, are as follows:

Year	Amount
2015	$35,262
2016	36,689
2017	35,576
2018	40,353
2019	42,211
2020 - 2024	1,385,325
Total	1,575,416
Less current portion	(35,262)
Long term portion	$1,540,154

Rent Expense. Rent expense for our facilities for the 10 months ended December 31, 2014 was $88,131 and for the year ended December 31, 2013 it was $106,653.  As a result of purchasing our building, we did not incur rent expense after October 31, 2014.

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of December 31, 2014 we had no obligation with respect to contingent severance benefit obligations.

Purchase Orders. Outstanding purchase orders issued to vendors in the ordinary course of business totaled $937,932 at December 31, 2014.

Other Material Contractual Commitments. Aside from the credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

Regulatory Commitments. With respect to our LifeGuard product, we are subject to regulation by the United States Food and Drug Administration ("FDA").  The FDA provides regulations governing the manufacture and sale of our LifeGuard product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of December 31, 2014, we had not been inspected by the FDA; however, we believe we are in substantial compliance with all known regulations. We are also subject to regulation by the DOT and by various state departments of transportation so far as our other products are concerned.  We believe that we are in substantial compliance with all known applicable regulations.

7.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matures on October 31, 2015 and bears interest at a rate equal to the LIBOR daily floating rate plus 2.5%.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of December 31, 2014.

8.  INCOME TAXES

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

Our income tax provision is summarized below:

Years Ended	December 31, 2014	December 31, 2013
Current:
Federal	$208,081	$158,101
State	40,849	32,972
Total current	248,930	191,073
Deferred:
Federal	(30,905)	34,759
State	(4,288)	4,823
Total deferred	(35,193)	39,582
Refunds from amending prior years:
Federal	-	(80,852)
State	-	(11,546)
Total refunds	-	(92,398)
Total	$213,737	$138,257

The refunds from amending prior years arose as a result of an additional deduction for domestic production activities.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	December 31, 2014	December 31, 2013
Federal statutory rate	$286,086	$242,424
Effect of:
State taxes, net of federal tax benefit	36,561	37,795
Research & development credit	(78,005)	(72,814)
Other	(30,905)	(69,148)
Total	$213,737	$138,257

The components of the deferred tax asset are as follows:

Years Ended	December 31, 2014	December 31, 2013
Current Deferred Tax Assets:
Deferred income	$32,867	$26,449
Bad debt reserve	21,470	20,811
Accrued vacation	18,327	16,702
Inventory reserve	35,150	15,200
Warranty reserve	12,578	8,778
Total current deferred tax assets	120,392	87,940
Long Term Deferred Tax Assets:
Deferred income	7,504	4,762
	$127,896	$92,702

9.  LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at December 31, 2013 or December 31, 2014, and therefore made no accruals for legal proceedings in either 2013 or 2014.

10.  MAJOR CUSTOMERS/SUPPLIERS

We depend on sales that are generated from our customers' ongoing usage of alcohol testing instruments.  One customer contributed 8% ($736,458 to our total sales in 2014, a second customer contributed 6% ($549,867), a third customer contributed 5% ($471,432), and no other customer contributed more than 5%.  Two customers each contributed 7% ($599,712) to our total sales in 2013, with no other customer contributing more than 4% ($325,236).  In making this determination, we considered the federal government, state governments, local governments, and foreign governments each as a single customer.  In 2014, we depended upon three vendors for approximately 24% of our purchases (three vendors and 28% respectively in 2013).

11.  DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We have adopted a 401(k) Profit Sharing Plan ("401(k) Plan") which covers all full-time employees who have completed 3 months of full-time continuous service and are age eighteen or older. Participants may defer up to 100% of their gross pay up to 401(k) Plan limits.  Participants are immediately vested in their contributions.  We may make discretionary matching contributions based on corporate financial results for the year, which was determined to be 3% of the total payroll of the participating employees in 2014 and 2013.  In 2014 and 2013 we contributed $46,766 and $38,966 respectively.  The participants vest in Company contributions based on years of service, with a participant fully vested after six years of credited service.

12.  LICENSE OF SOFTWARE

In 2012 we granted a non-exclusive license to Smart Start Inc. for the use of our patented breath alcohol testing algorithms.  The agreement provides for termination with 6 months notice, and further provides for royalties based on the number of units sold which incorporate our software.  The transaction is being accounted for under the guidance of ASC 605-10, Revenue Recognition, which states, in part, revenue can be recognized when collection of the fee agreement can be reasonably assured.

13.  BUSINESS SEGMENTS

We currently have two business segments:  (i) the sale of physical products ("Products", including portable hand-held breathalyzers and related accessories, supplies, education, training, and royalties from development contracts with OEM manufacturers), and (ii) rental of a portion of our building ("Rentals").  There was only one business segment, Products, in the year ended December 31, 2013.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Operating profits for these segments excludes unallocated corporate items.  Administrative and staff costs were commonly used by all business segments and were indistinguishable.

The following sets forth information about the operations of the business segments:

Year Ended December 31, 2014
Revenue:
Products	$9,324,337
Rentals	17,647
Total	$9,341,984

Gross profit:
Products	$4,457,984
Rentals	9,873
Total	$4,467,857

Interest expense:
Products	$6,195
Rentals	5,718
Total	$11,913

There were no intersegment revenues.

As of December 31, 2014, $935,587 of our assets were used in the Rentals segment, with the remainder, $6,630,273, used in the Products and unallocated segments.

14.	SUBSEQUENT EVENTS

We evaluated subsequent events through the date the financial statements were issued and determined that none have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements except that we revised a development agreement which will, in the ordinary course of business, require additional payments by us of $99,615 during the year ending December 31, 2015.  In addition, 6,700 stock options were exercised at $2.32 apiece in the first quarter of 2015.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the "Exchange Act").  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Internal Control over Financial Reporting

(a)	Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2014.  Based on our evaluation under the framework in Internal Control-Integrated Framework issued by the COSO in 2014, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

(c)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2014.

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2014.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2014:

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2014.

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2014.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our consolidated financial statements are provided under Item 8 of this Annual Report.

(b) The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (3)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2010, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2010 (1)
10.6	Form of Standard Distribution Agreement(1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2010, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009(2)
10.9	Asset Purchase Agreement by and between Lifeloc Technologies, Inc. and Superior Training Solutions, Inc., dated December 1, 2014
10.10	Purchase Agreement by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated August 13, 2014
10.11	Loan Agreement with Bank of America (Term Loan), dated October 29, 2014
10.12	Deed of Trust with Bank of America, dated October 29, 2014
10.13	Security Agreement with Bank of America, dated October 29, 2014
10.14	Loan Agreement with Bank of America (Line of Credit), dated October 29, 2014
23.1	Consent of Eide Bailly LLP (contained in Item 8. Financial Statements and Supplementary Data - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, in this Annual Report)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

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

Dated: March 20, 2015

LIFELOC TECHNOLOGIES, INC.

By:	/s/ Barry R. Knott
Barry R. Knott
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Barry R. Knott	March 20, 2015
Barry R. Knott
Chief Executive Officer (Principal Executive Officer) Director

/s/ Vern D. Kornelsen	March 20, 2015
Vern D. Kornelsen
Chief Financial Officer (Principal Financial Officer) Director

/s/ Kristie L. LaRose	March 20, 2015
Kristie L. LaRose Controller (Principal Accounting Officer)

/s/ Robert Greenlee	March 20, 2015
Robert Greenlee Director

/s/ Wayne Willkomm	March 20, 2015
Wayne Willkomm
Director

/s/ Gurumurthi Ravishankar	March 20, 2015
Gurumurthi Ravishankar
President Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (3)
4.1	Form of Certificate representing Common Stock (1)
10.1	2002 Stock Option Plan (1)
10.2	Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.3	First Lease Amendment and Extension, dated May 1, 2010, to the Lease by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated December 12, 2006 (1)
10.4	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.5	Technology Transfer Agreement between Lifeloc Technologies, Inc. and Fuel Cell Sensors, dated June 1, 2010 (1)
10.6	Form of Standard Distribution Agreement(1)
10.7	Business Loan Agreement between Lifeloc Technologies, Inc. and Citywide Banks, dated May 11, 2010, as amended (1)
10.8	Representation Agreement between Crossco Manufacturers Representatives, Inc. and Lifeloc Technologies, Inc., dated February 2, 2009(2)
10.9	Asset Purchase Agreement by and between Lifeloc Technologies, Inc. and Superior Training Solutions, Inc., dated December 1, 2014
10.10	Purchase Agreement by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated August 13, 2014
10.11	Loan Agreement with Bank of America (Term Loan), dated October 29, 2014
10.12	Deed of Trust with Bank of America, dated October 29, 2014
10.13	Security Agreement with Bank of America, dated October 29, 2014
10.14	Loan Agreement with Bank of America (Line of Credit), dated October 29, 2014
23.1	Consent of Eide Bailly LLP (contained in Item 8. Financial Statements and Supplementary Data - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, in this Annual Report)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1) Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.
(2) Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.
(3) Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012.