Form 10-Q
period 2015-03-31
Lifeloc Technologies, Inc
filed 2015-05-12
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at May 7, 2015)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2015

 PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	March 31,
	2015	December 31,
CURRENT ASSETS:	(Unaudited)	2014
Cash	$2,526,793	$2,749,254
Accounts receivable, net	682,530	855,452
Inventories, net	963,359	945,425
Income taxes receivable	83,275	83,275
Deferred taxes	144,068	120,392
Prepaid expenses and other	91,767	48,101
Total current assets	4,491,792	4,801,899

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,631,207	1,631,207
Training courses	432,375	432,375
Production equipment	401,030	401,030
Office equipment and software	237,724	237,724
Sales and marketing equipment	242,966	236,722
Less accumulated depreciation	(716,098)	(650,576)
Total property and equipment, net	2,547,136	2,606,414

OTHER ASSETS:
Patents, net	81,014	80,356
Deposits and other	92,733	69,687
Deferred taxes, long term	6,246	7,504
Total other assets	179,993	157,547

Total assets	$7,218,921	$7,565,860

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$216,951	$469,570
First mortgage payable, current portion	35,465	35,262
Customer deposits	23,707	16,018
Accrued expenses	160,444	232,130
Deferred revenue, current portion	90,704	86,493
Reserve for warranty expense	34,100	33,100
Total current liabilities	561,371	872,573

FIRST MORTGAGE PAYABLE, net of current portion	1,531,043	1,540,154

DEFERRED REVENUE, net of current portion	16,435	19,746

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding
(2,447,416 at December 31, 2014)	4,533,012	4,517,468
Retained earnings	577,060	615,919
Total stockholders' equity	5,110,072	5,133,387

Total liabilities and stockholders' equity	$7,218,921	$7,565,860

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES:
Product sales	$1,950,317	$1,973,251
Royalties	63,290	109,020
Rental income	26,471	-
Total	2,040,078	2,082,271

COST OF SALES	1,068,979	1,052,971

GROSS PROFIT	971,099	1,029,300

OPERATING EXPENSES:
Research and development	275,250	285,233
Sales and marketing	410,561	315,630
General and administrative	334,559	296,704
Total	1,020,370	897,567

OPERATING INCOME (LOSS)	(49,271)	131,733

OTHER INCOME (EXPENSE):
Interest income	3,490	4,648
Bad debt recovery	2,000	3,000
Interest expense	(17,496)	-
Total	(12,006)	7,648

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	(61,277)	139,381

PROVISION FOR FEDERAL AND STATE INCOME TAXES	22,418	(32,608)

NET INCOME (LOSS)	$(38,859)	$106,773

NET INCOME (LOSS) PER SHARE, BASIC	$(0.02)	$0.04

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.02)	$0.04

WEIGHTED AVERAGE SHARES, BASIC	2,450,777	2,432,416

WEIGHTED AVERAGE SHARES, DILUTED	2,528,076	2,498,246

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2015	2014
Net income (loss)	$(38,859)	$106,773
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	67,061	44,313
Provision for bad debt	(934)	-
Deferred taxes	(22,418)	(13,723)
Reserve for warranty expense	1,000	2,525
Changes in operating assets and liabilities-
Accounts receivable	173,856	(149,713)
Inventories	(17,934)	(167,964)
Income taxes receivable	-	46,330
Prepaid expenses and other	(43,666)	390
Deposits and other	(23,046)	(1,326)
Accounts payable	(252,619)	93,231
Customer deposits	7,689	(76,335)
Accrued expenses	(71,686)	(182,996)
Deferred revenue	900	(7,367)
Net cash used in operating activities	(220,656)	(305,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,244)	(125,347)
Purchase of patents	(2,197)	(6,106)
Net cash (used in) investing activities	(8,441)	(131,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on first mortgage	(8,908)	-
Sale of common stock	15,544	-
Net cash provided from
financing activities	6,636	-

NET INCREASE (DECREASE) IN CASH	(222,461)	(437,315)

CASH, BEGINNING OF PERIOD	2,749,254	3,357,260

CASH, END OF PERIOD	$2,526,793	$2,919,945

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$17,496	$-

Cash paid for income tax	$-	$-

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At March 31, 2015 and December 31, 2014, inventory consisted of the following:

	2015	2014
Raw materials & deposits	$477,561	$476,941
Work-in-process	128,610	132,029
Finished goods	449,688	428,955
Total gross inventories	1,055,859	1,037,925
Less reserve for obsolescence	(92,500)	(92,500)
Total net inventories	$963,359	$945,425

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

Rental income from space leased to our tenants is recognized in the month in which it is due, which approximates recognition on a straight-line basis.

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

Approximately 48% of the building is leased to third party tenants pursuant to lease agreements expiring on various dates ranging to December 31, 2017.  Rental revenue included in our statement of income for the three months ended March 31, 2015 was $26,471.

Future rental income and related expenses will depend in part on whether existing leases are renewed.

Training Courses.  On December 1, 2014 we acquired all of the assets of Superior Training Solutions, Inc. ("STS") for $300,000 cash plus 15,000 shares of our common stock valued at $132,375, reflecting a total purchase price of $432,375.  In accordance with the purchase agreement between Lifeloc and STS, the value of the stock was based on the closing quote on our stock price for a specified period prior to closing.  Based on Level 3 inputs, which consisted of estimates of future cash flows, the entire purchase price was allocated to training courses, which will be depreciated over 15 years using the straight line method.   Revenues are generated by selling licenses to direct customers as well as resellers, and are recognized as earned revenue at the time of sale.

4.  BASIC AND DILUTED INCOME PER COMMON SHARE

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income (loss)	$(38,859)	$106,773
Weighted average shares-basic	2,450,777	2,432,416
Effect of dilutive potential common shares	77,299	65,830
Weighted average shares-diluted	2,528,076	2,498,246
Net income per share-basic	$(0.02)	$.04
Net income per share-diluted	$(0.02)	$.04
Antidilutive employee stock options	82,000	0

5.  STOCKHOLDERS’ EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2015:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32 - $3.69	82,000	2.99	$2.70	82,000	$2.70

Holders of 6,700 options entitling them to purchase shares of stock at $2.32 apiece exercised their options during the three months ended March 31, 2015.  None were exercised during the three months ended March 31, 2014.

Of the 82,000 options exercisable as of March 31, 2015, all are incentive stock options. The exercise price of all options granted through March 31, 2015 has been equal to or greater than the fair market value.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

6.  LINE OF CREDIT AND FIRST MORTGAGE

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum, secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%.  At March 31, 2015 this credit facility had not been used.

7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Three Months Ended
	March 31, 2015	March 31, 2014
Federal statutory rate	$(20,834)	$47,390
Effect of:
State taxes, net of federal benefit	2,744	7,481
Research and development credits	-	-
Domestic Production Activities Deduction	-	(16,792)
Other	(4,328)	(5,471)
Total	$(22,418)	$32,608

8.  COMMITMENTS

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

Year	Amount
2015	$26,354
2016	36,689
2017	35,576
2018	40,353
2019	42,211
2020 – 2024	1,385,325
Total	1,566,508
Less current portion	(35,465)
Long term portion	$1,531,043

Rent Expense. Rent expense for our facilities for the 3 months ended March 31, 2014 was $26,599.  As a result of purchasing our building, we did not incur rent expense after October 31, 2014.

Employee Severance Benefits.  Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of March 31, 2015 we had no obligation with respect to contingent severance benefit obligations.

Purchase Orders.  Outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,492,957 at March 31, 2015.

Other Material Contractual Commitments.  Aside from the credit facility commitments, we do not have any material contractual commitments requiring settlement in the future except that we revised a development agreement which will, in the ordinary course of business, require additional payments by us of $66,410 during 2015.

Regulatory Commitments. With respect to our LifeGuard product, we are subject to regulation by the United States Food and Drug Administration ("FDA").  The FDA provides regulations governing the manufacture and sale of our LifeGuard product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of March 31, 2015, we had not been inspected by the FDA; however, we believe we are in substantial compliance with all known regulations. We are also subject to regulation by the DOT and by various state departments of transportation so far as our other products are concerned.  We believe that we are in substantial compliance with all known applicable regulations.

9.  BUSINESS SEGMENTS

We currently have two business segments:  (i) the sale of physical products (“Products”, including portable hand-held breathalyzers and related accessories, supplies, education, training, and royalties from development contracts with OEM manufacturers), and (ii) rental of a portion of our building (“Rentals”).  There was only one business segment, Products, in the quarter ended March 31, 2014.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Operating profits for these segments excludes unallocated corporate items.  Administrative and staff costs were commonly used by all business segments and were indistinguishable.

The following sets forth information about the operations of the business segments:

Three Months Ended March 31, 2015
Revenue:
Products	$2,013,607
Rentals	26,471
Total	$2,040,078

Gross profit:
Products	$968,383
Rentals	2,716
Total	$971,099

Interest expense:
Products	$9,098
Rentals	8,398
Total	$17,496

Net (loss):
Products	$(33,177)
Rentals	(5,682)
Total	$(38,859)

There were no intersegment revenues.

As of March 31, 2015, $759,893 of our assets were used in the Rentals segment, with the remainder, $6,459,028, used in the Products and unallocated segments.

10.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled “Risk Factors” in our December 31, 2014 Form 10-K.

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

In addition, with the October 2014 purchase of our corporate headquarters and certain adjacent property, we added a new reporting segment focused on the ownership and rental of real property through existing commercial leases. Accordingly, we have concluded that we now have two operating segments, (i) our primary business focused on developing, manufacturing and marketing "near and remote sensing" products and solutions, including portable hand-held breathalyzers and related accessories, supplies and education, and (ii) a secondary business focused on the rental of portions of our building to existing tenants.

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

In late 2009, we released the LifeGuard Personal Breathalyzer ("LifeGuard"), a personal alcohol breath tester that incorporates the same fuel-cell technology used in our professional devices.  Intended for the global consumer breathalyzer market, LifeGuard is primarily sold directly to consumers in the U.S. and marketed internationally through global distributors.

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

Results of Operations

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Net sales. Our product sales for the quarter ended March 31, 2015 were $1,950,317, a decrease of 1% from $1,973,251 for the quarter ended March 31, 2014.  This decrease is attributable primarily to an across-the-board weakening of demand.  When royalties of $63,290 and rental income of $26,471 are included, total revenues of $2,040,078 decreased by $42,193, or 2%, for the quarter ended March 31, 2015 when compared to the same quarter a year ago.

Gross profit.  Gross profit for the quarter ended March 31, 2015 of $971,099 represented a decrease of 6% from gross profit of $1,029,300 for the quarter ended March 31, 2014 as a result of lower sales as well as a different product mix.  After excluding costs related to rentals of $23,755, margins on product sales were 51% compared to 52% in the same period a year ago.  Royalties were lower by $45,730 as a result of our customer reporting lower sales.

Research and development expenses.  Research and development expenses were $275,250 for the quarter ended March 31, 2015, representing a decrease of 4% over the $285,233 in the same quarter a year ago.  This decrease resulted from lower payments to outside vendors.

Sales and marketing expenses.   Sales and marketing expenses of $410,561 for the quarter ended March 31, 2015 represented an increase of 30% from sales and marketing expenses of $315,630 for the quarter ended March 31, 2014.  This increase resulted primarily from increased advertising and travel outlays and from compensation increases resulting from headcount additions.

General and administrative expenses.   General and administrative expenses were $334,559 for the quarter ended March 31, 2015, which represented an increase of 13% over the $296,704 spent in the same quarter a year ago.  This increase results mostly from increases in public company expenses in the quarter ended March 31, 2015 versus the quarter ended March 31, 2014, offset in part by a decrease in rent expense.

Other income (expense).  The decrease in interest income of $1,158 resulted from lower interest income in the quarter ended March 31, 2015 as a result of our investible cash being lower.  Interest expense of $17,496 in the current quarter vs. none a year ago is the result of the first mortgage on our building purchase in October 2014.

Net income.   We incurred a net loss of $38,859 for the quarter ended March 31, 2015 compared to net income of $106,773 for the quarter ended March 31, 2014.  This decrease of $145,632 was the result of the decrease in gross profit and increased operating expenses discussed above, offset in part by a decrease in income taxes of $55,026.

Trends and Uncertainties That May Affect Future Results

Although revenues in 2015 are lower compared to revenues in 2014, we believe increased sales efforts may result in improved revenues for the remainder of 2015.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

Our 2015 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products for long term growth.  We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for 2015.  However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

We have traditionally funded working capital needs through product sales and close management of working capital components of our business.  Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes. In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies.  Although we have been profitable during the last several years, we expect that operating losses could well occur in the future.  Should that situation arise, we may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms or at all.  Although we incurred a net loss of $38,859 in the quarter ended March 31, 2015, we do not expect it to affect our long-term liquidity.

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum, secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At March 31, 2015 this credit facility had not been used.

Equipment expenditures during the quarter ended March 31, 2015 were $6,244, compared to $125,347 in the same period a year ago.  We filed patent applications at a cost to us of $2,197 in 2015 versus $6,106 in 2014.

As of March 31, 2015, cash was $2,526,793, accounts receivable were $682,530 and current liabilities were $561,371 resulting in a net liquid asset amount of $2,647,952.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we will be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended March 31, 2015 and for the quarter ended March 31, 2014, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of 6,700 options entitling them to purchase shares of stock at $2.32 apiece exercised their options during the three months ended March 31, 2015.  None were exercised during the three months ended March 31, 2014.

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

LIFELOC TECHNOLOGIES, INC.

May 12, 2015	By:	/s/ Barry R. Knott
Date		Barry R. Knott
President and Chief Executive Officer (Principal Executive Officer)

May 12, 2015	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document