Form 10-Q
period 2015-06-30
Lifeloc Technologies, Inc
filed 2015-08-07
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at August 7, 2015)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the six months Ended June 30, 2015

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	June 30,
	2015	December 31,
CURRENT ASSETS:	(Unaudited)	2014
Cash	$2,538,779	$2,749,254
Accounts receivable, net	740,803	855,452
Inventories, net	933,320	945,425
Income taxes receivable	69,274	83,275
Deferred taxes	122,537	120,392
Prepaid expenses and other	76,349	48,101
Total current assets	4,481,062	4,801,899

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,631,207	1,631,207
Training courses	432,375	432,375
Production equipment	437,747	401,030
Office equipment and software	258,212	237,724
Sales and marketing equipment	242,966	236,722
Less accumulated depreciation	(781,766)	(650,576)
Total property and equipment, net	2,538,673	2,606,414

OTHER ASSETS:
Patents, net	79,586	80,356
Deposits and other	115,029	69,687
Deferred taxes, long term	8,443	7,504
Total other assets	203,058	157,547

Total assets	$7,222,793	$7,565,860

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$144,154	$469,570
First mortgage payable, current portion	35,869	35,262
Customer deposits	7,027	16,018
Accrued expenses	173,630	232,130
Deferred revenue, current portion	96,357	86,493
Reserve for warranty expense	35,100	33,100
Total current liabilities	492,137	872,573

FIRST MORTGAGE PAYABLE, net of current portion	1,522,017	1,540,154

DEFERRED REVENUE, net of current portion	22,218	19,746

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,533,012	4,517,468
Retained earnings	653,409	615,919
Total stockholders' equity	5,186,421	5,133,387

Total liabilities and stockholders' equity	$7,222,793	$7,565,860

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Product sales	$2,001,878	$2,119,748	$3,952,195	$4,092,999
Royalties	137,915	98,160	201,205	207,180
Rental income	26,569	-	53,040	-
Total	2,166,362	2,217,908	4,206,440	4,300,179

COST OF SALES	1,068,714	1,122,875	2,137,693	2,175,846

GROSS PROFIT	1,097,648	1,095,033	2,068,747	2,124,333

OPERATING EXPENSES:
Research and development	282,479	233,013	557,729	518,246
Sales and marketing	417,686	346,664	828,247	662,294
General and administrative	265,607	286,967	600,166	583,671
Total	965,772	866,644	1,986,142	1,764,211

OPERATING INCOME	131,876	228,389	82,605	360,122

OTHER INCOME (EXPENSE):
Interest income	3,855	6,371	7,345	11,019
Bad debt recovery	4,000	3,000	6,000	6,000
Interest expense	(17,781)	-	(35,277)	-
Amortization, financing expense	(362)	-	(362)	-
Total	(10,288)	9,371	(22,294)	17,019

NET INCOME BEFORE PROVISION FOR TAXES	121,588	237,760	60,311	377,141

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(45,239)	(82,636)	(22,821)	(115,244)

NET INCOME	$76,349	$155,124	$37,490	$261,897

NET INCOME PER SHARE, BASIC	$0.03	$0.06	$0.02	$0.11

NET INCOME PER SHARE, DILUTED	$0.03	$0.06	$0.01	$0.11

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,432,416	2,452,456	2,432,416

WEIGHTED AVERAGE SHARES, DILUTED	2,523,581	2,486,731	2,525,805	2,464,113

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2015	2014
Net income	$37,490	$261,897
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	134,519	90,177
Deferred taxes	(3,084)	(22,998)
Reserve for warranty expense	2,000	3,525
Changes in operating assets and liabilities-
Accounts receivable	114,649	(200,398)
Inventories	12,105	(169,234)
Income taxes receivable	14,001	131,358
Prepaid expenses and other	(28,284)	(28,245)
Deposits and other	(45,668)	(9,796)
Accounts payable	(325,416)	125,422
Customer deposits	(8,991)	(130,521)
Accrued expenses	(58,500)	(94,385)
Deferred income	12,336	10,130
Net cash used in operating activities	(142,843)	(33,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(63,449)	(214,064)
Purchase of patents	(2,197)	(13,407)
Net cash used in investing activities	(65,646)	(227,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on first mortgage	(17,530)
Sale of common stock	15,544	-
Net cash used in financing activities	(1,986)	-

NET DECREASE IN CASH	(210,475)	(260,539)

CASH, BEGINNING OF PERIOD	2,749,254	3,357,260

CASH, END OF PERIOD	$2,538,779	$3,096,721

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$35,277	$-

Cash paid for income tax	$11,904	$7,431

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At June 30, 2015 and December 31, 2014, inventory consisted of the following:

	June 30,	December 31,
	2015	2014
Raw materials & deposits	$456,339	$476,941
Work-in-process	110,175	132,029
Finished goods	459,306	428,955
Total gross inventories	1,025,820	1,037,925
Less reserve for obsolescence	(92,500)	(92,500)
Total net inventories	$933,320	$945,425

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

Deferred Revenues.  Deferred revenues arise from service contracts, from extended warranty contracts, and from customer leases.  Those revenues are recognized on a straight-line basis over the life of the contract, which generally are written for one year.  However, there are occasions when they are written for longer terms up to four years.  In those cases, the revenues from that portion of the contract that extend beyond one year are shown in our balance sheet as long term.  Deferred revenues also result from progress payments received on development contracts; those revenues are recognized when the contract is complete.  All development contracts are for less than one year and all deferred revenues from this source are shown in our balance sheet as short term.

On occasion we receive customer deposits for future product orders.  Customer deposits are initially recorded as a liability and recognized as revenue when the product is shipped and title has passed to the customer.

Recent Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements.  The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which is effective for annual reporting periods beginning after December 15, 2017.  In addition, Accounting Standards Update No. 2015-03 (Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs), which will be effective for annual reporting periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016, and Accounting Standards Update No. 2015-11 (Inventory), which will be effective for annual reporting periods and interim periods beginning after December 15, 2016, may also have an impact on us.  We have not yet assessed the impact, if any, of adopting these standards.

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

Approximately 48% of the building is leased to third party tenants pursuant to lease agreements expiring on various dates ranging to December 31, 2017.  Rental revenue included in our statement of income for the six months ended June 30, 2015 was $53,040.

Future rental income and related expenses will depend in part on whether existing leases are renewed.

Training Courses.  On December 1, 2014 we acquired all of the assets of Superior Training Solutions, Inc. ("STS") for $300,000 cash plus 15,000 shares of our common stock valued at $132,375, reflecting a total purchase price of $432,375.  In accordance with the purchase agreement between Lifeloc and STS, the value of the stock was based on the closing quote on our stock price for a specified period prior to closing.  Based on Level 3 inputs, which consisted of estimates of future cash flows, the entire purchase price was allocated to training courses, which are depreciated over 15 years using the straight line method.   Revenues are generated by selling licenses to direct customers as well as resellers, and are recognized as earned revenue at the time of sale.

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	June 30, 2015	June 30, 2014
Net income	$76,349	$155,124
Weighted average shares-basic	2,454,116	2,432,416
Effect of dilutive potential common shares	73,349	54,315
Weighted average shares-diluted	2,523,581	2,486,731
Net income per share-basic	$.03	$.06
Net income per share-diluted	$.03	$.06
Antidilutive employee stock options	-	-

	Six Months Ended
	June 30, 2015	June 30, 2014
Net income	$37,490	$261,897
Weighted average shares-basic	2,452,456	2,432,416
Effect of dilutive potential common shares	73,349	31,697
Weighted average shares-diluted	2,525,805	2,464,113
Net income per share-basic	$.02	$.11
Net income per share-diluted	$.01	$.11
Antidilutive employee stock options	-	-

 5.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at June 30, 2015:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32 - $3.69	79,000	2.79	$2.67	79,000	$2.67

Holders of 6,700 options entitling them to purchase shares of stock at $2.32 apiece exercised their options during the six months ended June 30, 2015.  None were exercised during the six months ended June 30, 2014.

Of the 79,000 options exercisable as of June 30, 2015, all are incentive stock options. The exercise price of all options granted through June 30, 2015 has been equal to or greater than the fair market value.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

6.  LINE OF CREDIT AND TERM LOAN

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum, secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%.  At June 30, 2015 this credit facility had not been used.

7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Six Months Ended
	June 30, 2015	June 30, 2014
Federal statutory rate	$20,506	$128,228
Effect of:
State taxes, net of federal benefit	3,523	17,464
Research and development credits	(3,016)	-
Domestic Production Activities Deduction	(6,031)	(33,584)
Other	7,839	3,136
Total	$22,821	$115,244

8.  COMMITMENTS

Term Loan Expense. We purchased our facilities in Wheat Ridge, Colorado on October 31, 2014 for $1,949,139, of which we financed $1,581,106 through a 10-year term loan from Bank of America secured by a first-priority security interest in the property we acquired with the loan.  The term loans bears interest at 4.45% per annum, and is payable in 120 equal monthly installments of $8,801 including interest.  Our minimum future principal payments on this term loan, by year, are as follows:

Year	Amount
2015	$17,732
2016	36,689
2017	35,576
2018	40,353
2019	42,211
2020 - 2024	1,385,325
Total	1,557,886
Less current portion	(35,869)
Long term portion	$1,522,017

Rent Expense. Rent expense for our facilities for the 6 months ended June 30, 2014 was $53,198.  As a result of purchasing our building, we did not incur rent expense after October 31, 2014.

Employee Severance Benefits.  Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of June 30, 2015 we had no obligation with respect to contingent severance benefit obligations.

Purchase Orders.  Outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,068,977 at June 30, 2015.

Other Material Contractual Commitments.  Aside from the credit facility commitments, we do not have any material contractual commitments requiring settlement in the future except that we revised two development agreements which will, in the ordinary course of business, require additional payments by us of $129,756 during 2015 and $55,170 during 2016.

Regulatory Commitments. With respect to our LifeGuard product, we are subject to regulation by the United States Food and Drug Administration ("FDA").  The FDA provides regulations governing the manufacture and sale of our LifeGuard product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of June 30, 2015, we had not been inspected by the FDA; however, we believe we are in substantial compliance with all known regulations. We are also subject to regulation by the DOT and by various state departments of transportation so far as our other products are concerned.  We believe that we are in substantial compliance with all known applicable regulations.

9.  BUSINESS SEGMENTS

We currently have two business segments:  (i) the sale of physical products ("Products", including portable hand-held breathalyzers and related accessories, supplies, education, training, and royalties from development contracts with OEM manufacturers), and (ii) rental of a portion of our building ("Rentals").  There was only one business segment, Products, in the six months ended June 30, 2014.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Operating profits for these segments excludes unallocated corporate items.  Administrative and staff costs were commonly used by all business segments and were indistinguishable.

The following sets forth information about the operations of the business segments:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue:
Products	$2,139,793	$4,153,400
Rentals	26,569	53,040
Total	$2,166,362	$4,206,440

Gross profit:
Products	$1,097,357	$2,065,740
Rentals	291	3,007
Total	$1,097,648	$2,068,747

Interest expense:
Products	$9,246	$18,344
Rentals	8,535	16,933
Total	17,781	$35,277

Net income before provision for taxes:
Products	129,832	74,237
Rentals	(8,244)	(13,926)
Total	121,588	60,311

There were no intersegment revenues.

As of June 30, 2015, $745,108 of our assets were used in the Rentals segment, with the remainder, $6,477,685, used in the Products and unallocated segments.

10.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans" or "anticipates" or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled "Risk Factors" in our December 31, 2014 Form 10-K.

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

Results of Operations

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Net sales. Our product sales for the quarter ended June 30, 2015 were $2,001,878, a decrease of 6% from $2,119,748 for the quarter ended June 30, 2014.  This decrease is attributable primarily to lower sales volumes.  When royalties of $137,915 and revenues from rentals of $26,569 are included, total revenues of $2,166,362 decreased by $51,546, or 2%, for the quarter ended June 30, 2015 when compared to the same quarter a year ago.

Gross profit.  Gross profit for the quarter ended June 30, 2015 of $1,097,648 was consistent with gross profit of $1,095,033 for the quarter ended June 30, 2014 as a result of lower sales offset by a lower cost of sales and an increase in royalties of $39,755 as well as a different product mix.  After excluding costs related to the Rental segment of $26,278, margins on product sales were 48% compared to 47% in the same period a year ago, reflecting a different product mix.  Royalties were higher by $39,755 as a result of our royalty-paying customer reporting higher sales.

Research and development expenses.  Research and development expenses were $282,479 for the quarter ended June 30, 2015, representing an increase of 21% over the $233,013 in the same quarter a year ago.  This increase resulted primarily from higher payments to outside vendors for continuing development of products.

Sales and marketing expenses.   Sales and marketing expenses of $417,686 for the quarter ended June 30, 2015 represented an increase of 21% from sales and marketing expenses of $346,664 for the quarter ended June 30, 2014.  This increase resulted primarily from increased advertising and travel outlays and from compensation increases resulting from headcount additions.

General and administrative expenses.   General and administrative expenses were $265,607 for the quarter ended June 30, 2015, which represented a decrease of 7% over the $286,967 spent in the same quarter a year ago.  This decrease results mostly from a decrease in regulatory compliance expense.

Other income (expense).  Change in other income (expense) from income of $9,371 in 2014 to expense of $10,288 in the same quarter of 2015 was due primarily to an increase in interest expense and a decrease in interest income. The decrease in interest income of $2,516 resulted from lower interest income in the quarter ended June 30, 2015 as a result of our investible cash being lower.  Interest expense of $17,781 in the current quarter vs. none a year ago is the result of the first mortgage on our building purchase in October 2014.

Net income.   We realized net income of $76,349 for the quarter ended June 30, 2015 compared to net income of $155,124 for the quarter ended June 30, 2014.  This decrease of $78,775, or 51%, was the result of increased operating and other expenses discussed above, offset in part by a decrease in income taxes of $37,397.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Net sales. Our product sales for the six months ended June 30, 2015 were $3,952,195, a decrease of 3% from $4,092,999 for the same period a year ago.  This decrease is attributable primarily to an across-the-board weakening of demand.  When royalties of $201,205 and revenues from rentals of $53,040 are included, total revenues of $4,206,440 decreased by $93,739, or 2%, for the six months ended June 30, 2015 when compared to the same six months a year ago.

Gross profit.  Gross profit for the six months ended June 30, 2015 of $2,068,747 represented a decrease of 3% from gross profit of $2,124,333 for the six months ended June 30, 2014 as a result of lower sales as well as a different product mix.  After excluding costs related to the Rental segment of $50,033, margins on product sales were 47% compared to 47% in the same period a year ago.  Royalties were lower by $5,975 as a result of our royalty-paying customer reporting lower sales.

Research and development expenses.  Research and development expenses were $557,729 for the six months ended June 30, 2015, representing an increase of $39,483, or 8%, over the $518,246 in the same period a year ago.  This increase resulted from higher payments to outside vendors for continuing development of products.

Sales and marketing expenses.   Sales and marketing expenses of $828,247 for the six months ended June 30, 2015 represented an increase of 25% from sales and marketing expenses of $662,294 for the six months ended June 30, 2014.  This increase resulted primarily from increased advertising and travel outlays and from compensation increases resulting from headcount additions.

General and administrative expenses.   General and administrative expenses were $600,166 for the six months ended June 30, 2015, which represented an increase of 3% over the $583,671 spent in the same six month period a year ago.  This increase results mostly from increased compensation expenses, offset by decreases in regulatory compliance expenses, in the six months ended June 30, 2015 versus the same six months ended June 30, 2014.

Other income (expense).  Change in other income (expense) from income of $17,019 in 2014 to expense of $22,294 in the same six-month period of 2015 was due primarily to an increase in interest expense and a decrease in interest income. The decrease in interest income of $3,674 resulted from lower interest income in the six months ended June 30, 2015 as a result of our investible cash being lower.  Interest expense of $35,277 in the six month period ended June 30, 2015 vs. none a year ago is the result of the first mortgage on our building purchase in October 2014.

Net income.   We realized net income of $37,490 for the six months ended June 30, 2015 compared to net income of $261,897 for the same six month period ended June 30, 2014.  This decrease of $224,407 was the result of lower sales and gross profit, as well as increased operating and other expenses discussed above, offset in part by a decrease in income taxes of $92,423.

Trends and Uncertainties That May Affect Future Results

Although revenues in 2015 are lower compared to revenues in 2014, we believe increased sales and research and development efforts may result in improved revenues for the remainder of 2015.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum, secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At June 30, 2015 this credit facility had not been used.

Equipment expenditures during the six months ended June 30, 2015 were $63,449, compared to $214,064 in the same period a year ago.  We filed patent applications at a cost to us of $2,197 in 2015 versus $13,407 in 2014.

Stock options were exercised during the six months ended June 30, 2015 resulting in cash attributable to sales of common stock of $15,544 versus zero in the same period a year ago.

As of June 30, 2015, cash was $2,538,779, accounts receivable were $740,803 and current liabilities were $492,137 resulting in a net liquid asset amount of $2,787,445.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended June 30, 2015 and for the quarter ended June 30, 2014, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of 6,700 options entitling them to purchase shares of stock at $2.32 apiece exercised their options during the six months ended June 30, 2015.  None were exercised during the six months ended June 30, 2014.

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

LIFELOC TECHNOLOGIES, INC.

August 7, 2015	By:	/s/ Barry R. Knott
Date		Barry R. Knott
President and Chief Executive Officer (Principal Executive Officer)

August 7, 2015	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document