Form 10-Q
period 2015-09-30
Lifeloc Technologies, Inc
filed 2015-11-12
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at November 12, 2015)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the nine months Ended September 30, 2015

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	September 30,
	2015	December 31,
CURRENT ASSETS:	(Unaudited)	2014
Cash	$2,743,345	$2,749,254
Accounts receivable, net	764,329	855,452
Inventories, net	1,098,320	945,425
Income taxes receivable	27,614	83,275
Deferred taxes	119,589	120,392
Prepaid expenses and other	49,284	48,101
Total current assets	4,802,481	4,801,899

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,651,695	1,631,207
Training courses	432,375	432,375
Production equipment	436,198	401,030
Office equipment and software	237,724	237,724
Sales and marketing equipment	247,966	236,722
Research and development equipment and software	69,822	-
Less accumulated depreciation	(850,020)	(650,576)
Total property and equipment, net	2,543,692	2,606,414

OTHER ASSETS:
Patents, net	99,946	80,356
Deposits and other	239,825	69,687
Deferred taxes, long term	7,798	7,504
Total other assets	347,569	157,547

Total assets	$7,693,742	$7,565,860

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$292,147	$469,570
Term loan payable, current portion	36,276	35,262
Customer deposits	115,348	16,018
Accrued expenses	216,788	232,130
Deferred revenue, current portion	88,100	86,493
Reserve for warranty expense	36,100	33,100
Total current liabilities	784,759	872,573

TERM LOAN PAYABLE, net of current portion	1,512,890	1,540,154

DEFERRED REVENUE, net of current portion	20,520	19,746

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,533,012	4,517,468
Retained earnings	842,561	615,919
Total stockholders' equity	5,375,573	5,133,387

Total liabilities and stockholders' equity	$7,693,742	$7,565,860

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Product sales	$2,002,094	$2,452,129	$5,954,289	$6,545,128
Royalties	130,293	54,403	331,498	261,583
Rental income	26,964	-	80,004	-
Total	2,159,351	2,506,532	6,365,791	6,806,711

COST OF SALES	1,067,254	1,329,626	3,204,947	3,505,472

GROSS PROFIT	1,092,097	1,176,906	3,160,844	3,301,239

OPERATING EXPENSES:
Research and development	236,570	221,749	794,299	739,995
Sales and marketing	291,267	357,456	1,119,514	1,019,750
General and administrative	283,261	274,778	883,427	858,449
Total	811,098	853,983	2,797,240	2,618,194

OPERATING INCOME	280,999	322,923	363,604	683,045

OTHER INCOME (EXPENSE):
Interest income	3,223	5,591	10,568	16,610
Bad debt recovery	3,000	3,000	9,000	9,000
Interest expense	(17,683)	-	(52,960)	-
Amortization, financing expense	(135)	-	(497)	-
Total	(11,595)	8,591	(33,889)	25,610

NET INCOME BEFORE PROVISION FOR TAXES	269,404	331,514	329,715	708,655

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(80,252)	(116,959)	(103,073)	(232,203)

NET INCOME	$189,152	$214,555	$226,642	$476,452

NET INCOME PER SHARE, BASIC	$0.08	$0.09	$0.09	$0.20

NET INCOME PER SHARE, DILUTED	$0.07	$0.09	$0.09	$0.19

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,432,416	2,453,015	2,432,416

WEIGHTED AVERAGE SHARES, DILUTED	2,523,145	2,486,380	2,524,616	2,495,530

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2015	2014
Net income	$226,642	$476,452
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	204,855	137,640
Deferred taxes	509	(29,074)
Reserve for warranty expense	3,000	5,925
Changes in operating assets and liabilities-
Accounts receivable	91,123	(360,767)
Inventories	(152,895)	(332,622)
Income taxes receivable	55,661	131,577
Prepaid expenses and other	(1,233)	8,840
Deposits and other	(170,585)	(93,790)
Accounts payable	(177,423)	308,774
Income taxes payable	-	25,782
Customer deposits	99,330	(167,373)
Accrued expenses	(15,342)	(105,551)
Deferred income	2,381	16,560
Net cash provided from
operating activities	166,023	22,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(136,722)	(207,799)
Patent filing expense	(24,504)	(16,454)
Net cash (used in) investing activities	(161,226)	(224,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(26,250)	-
Sale of common stock	15,544	-
Net cash used in financing
activities	(10,706)	-

NET (DECREASE) IN CASH	(5,909)	(201,880)

CASH, BEGINNING OF PERIOD	2,749,254	3,357,260

CASH, END OF PERIOD	$2,743,345	$3,155,380

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$52,960	$-

Cash paid for income tax	$46,904	$108,976

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

Lifeloc incorporated in Colorado in December 1983.  We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com, www.lifeguardbreathtester.com, and stsfirst.com.  Information contained on our websites does not constitute part of this Form 10-K.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expense during the reporting period. Actual results could differ from those estimates.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed unaudited financial statements.

Fair Value of Financial Instruments.   Our financial instruments consist of cash, short-term trade receivables, payables and a term loan secured by a first mortgage.  The carrying values of cash and cash equivalents, short-term receivables, and payables approximate their fair value due to their short term maturities.  The carrying value of the term loan approximates its fair value based on interest rates currently obtainable.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At September 30, 2015 and December 31, 2014, inventory consisted of the following:

	September 30,	December 31,
	2015	2014
Raw materials & deposits	$643,255	$476,941
Work-in-process	177,769	132,029
Finished goods	369,796	428,955
Total gross inventories	1,190,820	1,037,925
Less reserve for obsolescence	(92,500)	(92,500)
Total net inventories	$1,098,320	$945,425

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

Supplies are recognized as sales when they are shipped.  The sales of licenses to our training courses, as well as training revenues, are recognized as revenue at the time of sale.

We generally do not arrange for customer financing or leasing through unrelated third parties, instead providing for customer financing and leasing ourselves which we recognize as revenue over the applicable lease term.  Occasionally, we rent used equipment to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.

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

Approximately 48% of the building is leased to third party tenants pursuant to lease agreements expiring on various dates ranging to December 31, 2017.  Rental revenue included in our statement of income for the nine months ended September 30, 2015 was $80,004.

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	September 30, 2015	September 30, 2014
Net income	$189,152	$214,555
Weighted average shares-basic	2,454,116	2,432,416
Effect of dilutive potential common shares	69,029	53,964
Weighted average shares-diluted	2,523,145	2,486,380
Net income per share-basic	$.08	$.09
Net income per share-diluted	$.07	$.09
Antidilutive employee stock options	-	-

	Nine Months Ended
	September 30, 2015	September 30, 2014
Net income	$226,642	$476,452
Weighted average shares-basic	2,453,015	2,432,416
Effect of dilutive potential common shares	71,601	63,114
Weighted average shares-diluted	2,524,616	2,495,530
Net income per share-basic	$.09	$.20
Net income per share-diluted	$.09	$.19
Antidilutive employee stock options	-	-

 5.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at September 30, 2015:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32 - $3.69	79,000	2.54	$2.67	79,000	$2.67

Holders of 6,700 options entitling them to purchase shares of stock at $2.32 apiece exercised their options during the nine months ended September 30, 2015.  None were exercised during the nine months ended September 30, 2014.

Of the 79,000 options exercisable as of September 30, 2015, all are incentive stock options. The exercise price of all options granted through September 30, 2015 has been equal to or greater than the fair market value.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

6.  LINE OF CREDIT AND TERM LOAN PAYABLE

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum, secured by a first mortgage in the property we acquired with the loan.  In connection with the loan, we arranged for a one-year $250,000 line of credit from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%.  At September 30, 2015 this credit facility had not been used.

7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Federal statutory rate	$112,104	$240,943
Effect of:
State taxes, net of federal benefit	14,564	32,837
Research and development credits	(16,486)	-
Domestic Production Activities Deduction	(32,972)	(50,376)
Other	25,863	8,799
Total	$103,073	$232,203

8.  COMMITMENTS

First Mortgage Expense. We purchased our facilities in Wheat Ridge, Colorado on October 31, 2014 for $1,949,139, of which we financed $1,581,106 through a 10-year term loan from Bank of America secured by a first mortgage in the property we acquired with the term loan.  The term loan bears interest at 4.45% per annum, and is payable in 120 equal monthly installments of $8,801 including interest.  Our minimum future principal payments on this term loan, by year, are as follows:

Year	Amount
2015	$9,012
2016	36,689
2017	35,576
2018	40,353
2019	42,211
2020 – 2024	1,385,325
Total	1,549,166
Less current portion	(36,276)
Long term portion	$1,512,890

Rent Expense. Rent expense for our facilities for the 9 months ended September 30, 2014 was $79,796.  As a result of purchasing our building, we did not incur rent expense after October 31, 2014.

Employee Severance Benefits.  Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of September 30, 2015 we had no obligation with respect to contingent severance benefit obligations.

Purchase Orders.  Outstanding purchase orders issued to vendors in the ordinary course of business totaled $976,416 at September 30, 2015.

Other Material Contractual Commitments.  Aside from the credit facility commitments, we do not have any material contractual commitments requiring settlement in the future except that we revised two development agreements which will, in the ordinary course of business, require additional payments by us of $83,584 during 2015 and $55,170 during 2016.

Regulatory Commitments. With respect to our LifeGuard product, we are subject to regulation by the United States Food and Drug Administration ("FDA").  The FDA provides regulations governing the manufacture and sale of our LifeGuard product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of September 30, 2015, we had not been inspected by the FDA; however, we believe we are in substantial compliance with all known regulations. We are also subject to regulation by the DOT and by various state departments of transportation so far as our other products are concerned.  We believe that we are in substantial compliance with all known applicable regulations.

9.  BUSINESS SEGMENTS

We currently have two business segments:  (i) the sale of physical products ("Products", including portable hand-held breathalyzers and related accessories, supplies, education, training, and royalties from development contracts with OEM manufacturers), and (ii) rental of a portion of our building ("Rentals").  There was only one business segment, Products, in the nine months ended September 30, 2014.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Operating profits for the Products segment includes all unallocated corporate items.  Administrative and staff costs were commonly used by all business segments and were indistinguishable.  These costs are included in the Product segment in the table below.

The following sets forth information about the operations of the business segments (royalty activity has been separated from product activity for informational purposes only):
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenue:
Products	$2,002,094	$5,954,289
Royalties	130,293	331,498
Subtotal	2,132,387	6,285,787
Rentals	26,964	80,004
Total	$2,159,351	$6,365,791

Gross profit:
Products	$959,070	$2,823,604
Royalties	130,293	331,498
Subtotal	1,089,363	3,155,102
Rentals	2,734	5,742
Total	$1,092,097	$3,160,844

Interest expense:
Products	$9,195	$27,539
Rentals	8,488	25,421
Total	17,683	$52,960

Net income before provision for taxes:
Products	275,158	349,394
Rentals	(5,754)	(19,679)
Total	269,404	329,715

There were no intersegment revenues.

As of September 30, 2015, $792,814 of our assets were used in the Rentals segment, with the remainder, $6,900,928, used in the Products and unallocated segments.

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

Overview

We have been a developer and manufacturer of advanced alcohol testing instruments since 1986.  We design and produce high-quality, precise and rapid recovery alcohol testing instruments for use in the workplace, clinics, schools, law enforcement, corrections, and other applications.  We offer our customers accessories, service support, training and supplies.  Our internet websites are www.lifeloc.com, www.lifeguardbreathtester.com, and www.stsfirst.com.

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
In October 2014 we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a marijuana breathalyzer.  Terms of the grant require us to submit invoices as work is performed, with an anticipated completion date of August 31, 2017.  Development is currently concentrated on the collection challenge: THC is exhaled in the breath in much smaller amounts than alcohol, which therefore requires that the analysis be performed on a larger sample from the exhaled breath.  There is no assurance that this effort to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.
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

Results of Operations

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Net sales. Our product sales for the quarter ended September 30, 2015 were $2,002,094, a decrease of 18% from $2,452,129 for the quarter ended September 30, 2014.  This decrease is attributable primarily to lower sales volumes.  When royalties of $130,293 and revenues from rentals of $26,964 are included, total revenues of $2,159,351 represented a decrease of $347,181, or 14%, for the quarter ended September 30, 2015 when compared to the same quarter a year ago.

Gross profit.  Gross profit for the quarter ended September 30, 2015 of $1,092,097, when compared with gross profit of $1,176,906 for the quarter ended September 30, 2014, decreased by $84,809 or 7%, as a result of lower sales partially offset by a an increase in royalties of $75,890, a lower cost of sales and in the addition of rental income of $26,964 as well as a different product mix.  After excluding costs related to the Rental segment of $24,230, margins on product sales were 48% compared to 46% in the same period a year ago, reflecting a different product mix and reduction of expenses related to the cost of manufacturing.  Royalties were higher by $75,890 as a result of our royalty-paying customer reporting higher sales.

Research and development expenses.  Research and development expenses were $236,570 for the quarter ended September 30, 2015, representing an increase of 7% over the $221,749 in the same quarter a year ago.  This increase resulted primarily from higher payments to outside vendors for continuing development of products.

Sales and marketing expenses.   Sales and marketing expenses of $291,267 for the quarter ended September 30, 2015 represented a decrease of 19% from sales and marketing expenses of $357,456 for the quarter ended September 30, 2014.  This decrease resulted primarily from a reduction in headcount.

General and administrative expenses.   General and administrative expenses were $283,261 for the quarter ended September 30, 2015, which represented an increase of 3% over the $274,778 spent in the same quarter a year ago.  This increase results mostly from increased consulting fees incurred in the normal course of operations.

Other income (expense).  Change in other income (expense) from income of $8,591 in 2014 to expense of $11,595 in the same quarter of 2015 was due primarily to an increase in interest expense and a decrease in interest income. The decrease in interest income of $2,368 resulted from our investible cash being lower.  Interest expense of $17,683 in the current quarter vs. none a year ago is the result of the term loan on our building purchase in October 2014.

Net income.   We realized net income of $189,152 for the quarter ended September 30, 2015 compared to net income of $214,555 for the quarter ended September 30, 2014.  This decrease of $25,403, or 12%, was the result of lower sales and gross profit and changes in operating and other expenses discussed above, offset in part by a decrease in income taxes of $36,707.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Net sales. Our product sales for the nine months ended September 30, 2015 were $5,954,289, a decrease of 9% from $6,545,128 for the same period a year ago.  This decrease is attributable primarily to an across-the-board weakening of demand.  When royalties of $331,498 and revenues from rentals of $80,004 are included, total revenues of $6,365,791 represented a decrease of $440,920, or 7%, for the nine months ended September 30, 2015 when compared to the same nine months a year ago.

Gross profit.  Gross profit for the nine months ended September 30, 2015 of $3,160,844 represented a decrease of 4% from gross profit of $3,301,239 for the nine months ended September 30, 2014 as a result of lower sales as well as a different product mix, partially offset by lower cost of sales, increased royalties and the addition of rental income of $80,004.  After excluding costs related to the Rental segment of $74,262, margins on product sales were 47% compared to 46% in the same period a year ago.  Royalties were higher by $69,615 as a result of our royalty-paying customer reporting higher sales.

Research and development expenses.  Research and development expenses were $794,299 for the nine months ended September 30, 2015, representing an increase of $54,304, or 7%, over the $739,995 in the same period a year ago.  This increase resulted from higher payments to outside vendors for continuing development of products, offset in part by lower compensation and grant reimbursements.

Sales and marketing expenses.   Sales and marketing expenses of $1,119,514 for the nine months ended September 30, 2015 represented an increase of 10% from sales and marketing expenses of $1,019,750 for the nine months ended September 30, 2014.  This increase resulted primarily from increased advertising and travel outlays and from compensation increases resulting from headcount additions prior to the three months ending September 30, 2015.

General and administrative expenses.   General and administrative expenses were $883,427 for the nine months ended September 30, 2015, which represented an increase of 3% over the $858,449 spent in the same nine month period a year ago.  This increase results mostly from increased maintenance payments to outside vendors in the nine months ended September 30, 2015 versus the same nine months ended September 30, 2014.

Other income (expense).  Change in other income (expense) from income of $25,610 in 2014 to expense of $33,889 in the same nine month period of 2015 was due primarily to an increase in interest expense and a decrease in interest income. The decrease in interest income of $6,042 resulted from our investible cash being lower.  Interest expense of $52,960 in the nine month period ended September 30, 2015 vs. none a year ago is the result of the term loan on our building purchase in October 2014.

Net income.   We realized net income of $226,642 for the nine months ended September 30, 2015 compared to net income of $476,452 for the same nine month period ended September 30, 2014.  This decrease of $249,810 was the result of lower sales and gross profit, as well as increased operating and other expenses discussed above, offset in part by a decrease in income taxes of $129,130.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum, secured by a first mortgage in the property we acquired with the term loan.  In connection with the term loan, we arranged for a one-year $250,000 line of credit from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At September 30, 2015 this credit facility had not been used.

Equipment and building improvement expenditures during the nine months ended September 30, 2015 were $136,722, compared to $207,799 in the same period a year ago.  We filed patent applications at a cost to us of $24,504 in 2015 versus $16,454 in 2014.

Stock options were exercised during the nine months ended September 30, 2015 resulting in cash attributable to sales of common stock of $15,544 versus zero in the same period a year ago.

As of September 30, 2015, cash was $2,743,345, accounts receivable were $764,329 and current liabilities were $784,759 resulting in a net liquid asset amount of $2,722,915.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended September 30, 2015 and for the quarter ended September 30, 2014, warranty costs were not deemed significant.

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

Supplies are recognized as sales when they are shipped.  The sales of licenses to our training courses, as well as training revenues, are recognized as revenue at the time of sale.

We have, with occasional exceptions, discontinued arranging for customer financing and leasing through unrelated third parties and instead are providing for customer financing and leasing ourselves which we recognize as revenue over the applicable lease term.  Occasionally, we rent used equipment to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of 6,700 options entitling them to purchase shares of stock at $2.32 apiece exercised their options during the nine months ended September 30, 2015.  None were exercised during the nine months ended September 30, 2014.

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

LIFELOC TECHNOLOGIES, INC.

November 12, 2015	By:	/s/ Barry R. Knott
Date		Barry R. Knott
President and Chief Executive Officer (Principal Executive Officer)

November 12, 2015	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document