Form 10-K
period 2015-12-31
Lifeloc Technologies, Inc
filed 2016-03-22
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

As of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value, computed by reference to the price at which the registrant’s common equity was last sold, of the 302,557 shares of common stock held by non-affiliates of the issuer on such date was $4,175,287.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 10, 2016:

Common Stock, no par value	2,454,116

Documents Incorporated by Reference: Items 10, 11, 13 and 14, and a portion of Item 12 of Part III are incorporated by reference from portions of the registrant's Definitive Proxy Statement for the 2015 Annual Shareholders' Meeting, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.

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

Lifeloc®, Easycal®, Lifeguard®, and Phoenix® are registered trademarks of Lifeloc Technologies, Inc. This report may also contain trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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

Lifeloc incorporated in Colorado in December 1983.  We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com, www.lifeguardbreathtester.com and stsfirst.com.  Information contained on our websites does not constitute part of this Form 10-K.

Principal Products and Services and Methods of Distribution

In 1989, we introduced our first breath alcohol tester, the PBA3000. Our Phoenix® Classic was completed and released for sale in 1998, superseding the PBA3000. In turn, the Phoenix® Classic has been superseded by our FC Series and Workplace Series of portable breath alcohol testers, which are discussed below. Neither the PBA3000 nor the Phoenix® Classic is actively sold today.

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

In 2005 and 2006, we introduced two new models, the EV30 and Phoenix® 6.0 Evidential Breath Tester ("Phoenix® 6.0"), which constitute our Workplace Series of testing devices.  Like their predecessor, the Phoenix® Classic, these instruments are also DOT approved. The DOT's specifications support the DOT's workplace alcohol testing programs, including those applicable to workplace alcohol testing for the federally regulated transportation industry. We also sell component parts used in alcohol testing devices, such as mouthpieces used by our breathalyzers, as well as forms and labels used for record keeping, and calibration products for user re-calibration of our devices.  We offer optional service agreements on our equipment, re-calibration services, and spare parts, and we sell supporting instrument training and user certification training to our workplace customers.

In 2006, we commenced selling breath alcohol equipment components that we manufacture to other original equipment manufacturers ("OEMs") for inclusion as subassemblies or components in their breath alcohol testing devices.

In late 2009, Lifeloc released the LifeGuard® Personal Breathalyzer ("LifeGuard®"), a personal alcohol breath tester that incorporates the same fuel-cell technology used in our professional devices.  Intended for the global consumer breathalyzer market, LifeGuard® is primarily sold directly to consumers in the U.S. and marketed internationally through global distributors.

In 2011 and 2012 Lifeloc introduced Bluetooth wireless keyboard and printer communication options for our popular Phoenix® 6.0 along with a series of web based workplace training courses. We believe these two product innovations have been key to our success and leadership in workplace breath testing.

In 2013 Lifeloc expanded our FC Series of professional breath alcohol testers targeted at domestic and international law enforcement and corrections markets with the addition of the FC5 Hornet (the "FC5"). The FC5 is a passive (no mouthpieces required) portable handheld alcohol screening device that competes directly with passive alcohol screeners from our competitors in the education, law enforcement, workplace and corrections markets. In 2013 we also introduced the Sentinel™ zero tolerance alcohol screening station, a fully automated wall mounted screening station for use in safety sensitive industries such as oil and gas and mining. Both devices expand Lifeloc's products for passive alcohol screening.

In the third quarter of 2014 we received approval from DOT for our EASYCAL® automatic calibration station for use with Lifeloc Evidential Breath Testers, and we began shipments of the EASYCAL® to our law enforcement, corrections, workplace and international customers.   The EASYCAL® is a first of its kind device that automatically performs breath tester instrument calibration, calibration verification and gas management.  As compared to manual instrument calibration, the EASYCAL® reduces the opportunity for human error, saves time and reduces operating costs.

In October 2014 we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a breathalyzer that tests for Tetrahydrocannabinol (THC), the principal psychoactive constituent in cannabis.  Terms of the grant require us to submit invoices as work is performed, with an anticipated completion date of August 31, 2017. This development effort is ongoing.  They are included in our Statements of Income as reductions in Research and Development cost. No revenue has been recognized from these grant reimbursements.  We received $47,947 and $25,000 of grant reimbursements in 2015 and 2014 respectively. There is no assurance that this effort to develop a THC breathalyzer will be successful or that significant sales will result from such development if successful.

On October 31, 2014, we purchased the commercial property the Company uses as its corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 10,670 are currently leased to three tenants under leases that expire at various times ranging from June 30, 2016 to December 31, 2017. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in November 2025.

In December 2014, we acquired substantially all of the assets of Superior Training Solutions, Inc. ("STS"), a company that develops and sells online drug and alcohol training and refresher courses. The assets we acquired from STS complement our existing drug and alcohol training courses.

In October 2015 Lifeloc introduced our Sentinel™ line with the Sentinel™ VA alcohol screening station, a full automated station to control vehicular access to safety critical facilities, such as mines, refineries, power stations and nuclear facilities.  All drivers entering a secure area can be tested quickly and efficiently.

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

In addition, other technologies for the measurement of breath alcohol exist and are employed in other market and application segments where the technology may be more suitable or developed to specific requirements. These include:

•	Infrared devices, which use infrared light absorption to detect breath alcohol. These devices generally lack portability, and are usually found in fixed locations, such as police stations, where subjects are brought for testing. This technology has the advantage of being mandated by law in most states for evidential use in breath testing.

•	Semiconductor breath testing technology, which is used primarily in consumer breathalyzers. Its primary advantage is low cost, but the technology is not widely accepted by professional users as being as accurate as fuel cell technology.

•	Chemical tests, which are based on urine and saliva testing. This approach to alcohol testing is more invasive, less convenient than breath testing, and may require subsequent analysis for results.

•	Blood alcohol tests, which require blood samples. These tests are widely believed to be the most accurate form of alcohol testing because they measure blood alcohol content directly from a sample of the subject's blood. However, the results are not instantaneous and the tests are more invasive and expensive than breath alcohol testing.

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

International Distribution

Over 90% of our international sales for all product lines are made by local distributors, who are given territories generally pursuant to agreements that renew automatically each year unless terminated by either party with advance notice.  Based on reports from our international distributors, we believe that many countries around the world are instituting tougher alcohol abuse prevention laws, strengthening the enforcement of current laws, or both. These laws set limits on the amount of alcohol an individual may have in the blood at specific times (e.g., while driving or during safety-sensitive work activities), or at any time for certain parolees and probationers.  Lifeloc has sold instruments to customers in over 60 countries on six continents worldwide.

Research and Development

Lifeloc defines its business broadly to include "near and remote sensing" applications in markets outside of our traditional alcohol testing.  We believe that our future success depends to a large degree on our ability to conceive and develop improved alcohol detection and measurement products, as well as to identify attractive opportunities for growth outside of breath alcohol testing.  Accordingly, we expect to continue to invest in research and development.  We spent $1,224,045 and $1,000,266 during 2015 and 2014, respectively, on research and development. The amount spent in 2015 was higher than the amount spent in 2014 because we increased our emphasis on new product development efforts for existing and new markets.

Raw Materials and Principal Suppliers

A basic component of our instrument product line is the fuel cell, which we obtain from only a few suppliers.  We believe that our demand for this component is small relative to the total supply, and that the materials and services required for the production of our products are currently available in sufficient quantities and will be available for the foreseeable future.  However, there are relatively few suppliers of the high-quality fuel cells which our breathalyzers require.  Any sudden disruption to the supply of our fuel cells would pose a significant risk to our business. New sources of fuel cells are uncertain at this time and changes to our fuel cells require approval by the DOT, which, if not received, could have a material effect on our revenues.  While we have traditionally used only one supplier of fuel cells, we have recently developed fuel cells of our own manufacture. The manufacturing process for these fuel cells is still being developed, and upon satisfactory completion of this development, we intend to submit to the Department of Transportation for approval in our Evidential Breath Testers. If our own fuel cells are approved, Lifeloc will pursue a two-supplier strategy as necessary to meet the needs of the Company.

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

We file for patents, copyrights and trademarks to protect our intellectual property rights to the extent practicable.  We hold the rights to five United States patents and have four patent applications pending, along with international patent applications on our EASYCAL® calibration station.  These patents have expiration dates ranging from October 2020 to September 2031.  In 2015 we filed two utility patent applications related to our volatile substance testing equipment and methods, and we amended two previous filings.  We are not aware of any infringements of our patents.  We act to protect our patents from infringement in each instance where we determine that doing so would be economical in light of the expense involved and the level and availability of our financial resources.  While we believe that each of our pending applications relate to a patentable device or concept, there is no guarantee that the patents will be issued.

We also enter into royalty agreements from time to time. In 2012 we entered into a royalty agreement with an OEM customer which provides for the monthly payment of royalties to us on all products containing certain of our software sold by our customer.  The agreement is of perpetual duration, but is terminable by the OEM customer upon six months’ notice. In 2013 we began receiving royalties from another customer as a result of entering into a second royalty agreement, which provides for the monthly payment of royalties to us on all products containing certain of our software sold by our customer. The agreement is of perpetual duration, but is terminable by the customer upon six months’ notice or by us upon 12 months notice.

Employees

As of December 31, 2015, we had 33 full-time employees and 3 part-time employees.  We are not a party to any collective bargaining agreements.

Customers

Revenues from our largest customers, as a percentage of total revenues, for 2015 and 2014 were as follows:

	2015	2014
Customer A	8%	8%
Customer B	8%	6%
Customer C	3%	5%
All others	81%	81%
Total	100%	100%

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

Government Regulation of the Business

All breath testers sold in the United States explicitly for personal use are regulated as Class I medical devices by the Food and Drug Administration ("FDA"). These regulations apply to the manufacture and sale of our LifeGuard® product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of December 31, 2015, we had not been inspected by the FDA; however, we believe we were in substantial compliance with applicable FDA regulations.
In connection with its production of cylinders of ethanol in nitrogen for use in calibrating breath alcohol testers (described above under “—Environmental Matters”), Lifeloc has trained on and is following the requirements of OSHA's Hazardous Communications Standard of 2012 (referred to as "HazCom 2012"). Compliance with HazCom 2012 requires providing employee information and training, labeling of chemicals used by Lifeloc and updating MSDS to the new harmonized Safety Data Sheets ("SDS") as they become available. It also requires us to prepare and implement a hazard communication program to follow for workers potentially exposed to hazardous chemicals.
We are also subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the Conforming Products List of Evidential Devices published periodically in the Federal Register.  Law enforcement applications also require that portable breath testing instruments be included on the DOT Conforming Products List.  Lifeloc's FC10, FC20, EV30, Phoenix® and Phoenix® 6.0 are included on the conforming products list.  We believe that we were in substantial compliance with the regulations described above as of December 31, 2015 for our products sold into these markets and states.

See also Item 1A. Risk Factors – "We are subject to a high degree of regulatory oversight and, if we do not continue to receive the necessary regulatory approvals, our revenues may decline."

International Regulations

Outside of the United States Lifeloc is subject to applicable regional and foreign regulations. In order to sell our products in the European Union, a CE mark is required which declares product conformity to relevant directives. Product directives include electromagnetic compatibility and environmental directives which restrict the use of certain hazardous substances in electronic equipment.  Lifeloc has a number of CE marked products and we follow other foreign regulations as they apply.

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

In certain states, the results of portable fuel-cell breath testers are admissible as evidence of intoxication in DUI prosecution. In other states, infra-red technology is considered the standard for evidence of intoxication, because of its ability to perform real-time analysis of the entire breath exhalation thereby giving it the ability to detect interference from mouth alcohol. In those states, portable fuel-cell based breath testers are not admissible as evidence of intoxication, although they may still be used to establish probable cause.

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
Our business can be positively or negatively affected by fluctuations in exchange rates and country by country economic conditions.  Our international customers may increase, reduce, delay or cancel their purchases of our products if exchange rates are unfavorable to importation.  Unfavorable economic and currency situations may force us to adjust prices downward to remain competitive. We could incur losses if a customer's business fails and the customer is unable to pay us, or pay us on a timely basis. Likewise, if our suppliers have difficulty in obtaining credit or in operating their businesses, they may not be able to provide us with the materials we use to manufacture our products. Our law enforcement business is dependent on the availability of federal and state grants to fund new equipment purchases. Should this funding not be available or delayed, our volume may be negatively affected. Our workplace business may be affected by the health of industries with safety sensitive jobs such as oil and gas and transportation. Demand for our products may be affected by downturns in these segments.  These actions could result in reduced revenues and higher operating costs, and have an adverse effect on our results of operations and financial condition.

We rely on customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

Sixteen percent of our total sales in 2015 were attributable to two customers, with whom we do not have a long-term contract.  If orders from those customers are not renewed, our revenues will be adversely affected.  Furthermore, at December 31, 2015, our accounts receivable balance included approximately $138,909 or 23% from one customer.

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

Our performance depends to a large extent on a small number of key managerial personnel. In particular, we believe our success is highly dependent upon the services and reputation of our Chief Executive Officer and President, Dr. Wayne R. Willkomm.  Loss of Dr. Willkomm's services could severely damage our business.

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

We are subject to a high degree of regulatory oversight, and, if we do not continue to receive the necessary regulatory approvals, our revenues may decline.

We are subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the Conforming Products List of Evidential Devices published periodically in the Federal Register.  Law enforcement applications also require that portable breath testing instruments be included on the DOT Conforming Products List.  Lifeloc's FC10, FC20, EV30, Phoenix® and Phoenix® 6.0 are included on the conforming products list.  We believe that we were in substantial compliance with the regulations described above as of December 31, 2015 for our products sold into these markets and states. In addition, our LifeGuard® product is regulated as a Class I medical device by the Food and Drug Administration ("FDA").

The FDA and the DOT have cleared us to market the alcohol monitoring products we currently sell in the United States.  However, further FDA or DOT approval will be required before we can domestically market additional alcohol monitoring products that we may develop in the future.  We may also seek to sell new medical or drug-related products, or market current products for new uses, either of which could require us to obtain FDA or DOT clearance to market such products.  We may also be required to obtain regulatory approvals or licenses from other federal, state or local agencies or comparable agencies in other countries.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products.  We maintain product liability insurance to cover us in the event of liability claims, and as of December 31, 2015, no such claims have been asserted or threatened against us.  However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Shares of our common stock are not eligible for trading on any national securities exchange. Our common stock may be quoted in the over-the-counter market on the OTC Bulletin Board or in what are commonly referred to as "pink sheets." However, these markets are highly illiquid. There is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities quoted on the OTC Bulletin Board and pink sheets as compared with securities traded on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume.

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

Additionally, the price of our securities may be volatile as a result of a number of factors, including, but not limited to, the following:

●	our ability to successfully conceive and to develop new products and services to enhance the performance characteristics and methods of manufacture of existing products;
●	our ability to retain existing customers and customers' continued demand for our products and services;
●	the timing of our research and development expenditures and of new product introductions;
●	the timing and level of acceptance of new products or enhanced versions of our existing products;
●	price and volume fluctuations in the stock market at large which do not relate to our operating performance; and
●	outside news reports which may or may not accurately convey information about us, our products, our prospects and opportunities.

Our principal stockholder has significant voting power and may take actions that may not be in the best interests of other stockholders.

Vern D. Kornelsen, Chairman of our Board of Directors, secretary, and Chief Financial Officer, beneficially owned approximately 76% of our outstanding common stock as of December 31, 2015.  Through this ownership, Mr. Kornelsen is able to control the composition of our Board and direct our management and policies. Accordingly, Mr. Kornelsen has the direct or indirect power to:

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

Item 2.  Properties

On October 31, 2014, we purchased the commercial property the Company uses as its corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which approximately 11,655 are occupied by us and approximately 10,670 are currently leased to three tenants under leases that expire at various times ranging from June 30, 2016 to December 31, 2017. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.

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

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2015, we had 77 shareholders of record. Our common stock is not listed on an established public trading market. Since January 17, 2012, our stock has been quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our shares is LCTC. Trading in our common stock is limited and sporadic. Subject to the foregoing qualification, the following table sets forth the range of bid quotations for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2015	Bid Price	Fiscal 2014	Bid Price
1st Quarter	$15.00– 35.00	1st Quarter	$2.32 – 15.00
2nd Quarter	$13.80 – 21.00	2nd Quarter	$4.00 – 9.00
3rd Quarter	$13.80 – 24.50	3rd Quarter	$2.75 – 9.00
4th Quarter	$8.25 – 17.75	4th Quarter	$7.25 – 15.00

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

Recent Sales of Unregistered Securities

In the quarter ended March 31, 2015 6,700 options were exercised for total proceeds of $15,544.

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

Overview

We have been a developer and manufacturer of advanced alcohol testing instruments since 1986.  We design and produce high-quality, precise and rapid recovery alcohol testing instruments for use in the workplace, clinics, schools, law enforcement, corrections, and other applications.  We offer our customers accessories, service support, training and supplies.  Our internet websites are www.lifeloc.com, www.lifeguardbreathtester.com and stsfirst.com.

In addition, with the October 2014 purchase of our corporate headquarters and certain adjacent property, we added a new reporting segment focused on the ownership and rental of real property through existing commercial leases. Accordingly, we have concluded that we have two operating segments, (i) our primary business focused on developing, manufacturing and marketing "near and remote sensing" products and solutions, including portable hand-held breathalyzers and related accessories, supplies and education, and (ii) a secondary business focused on the rental of portions of our building to existing tenants.  See "Note 13 – Business Segments" to our Financial Statements in Part II - Item 8.

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

Outlook

Installed Base of Breathalyzers.  We believe the installed base of our breathalyzers will increase as the inherent risks associated with drinking while driving or while working in safety sensitive jobs become more widely acknowledged and as our network of distributors and our direct sales force grows.  We believe that increased marketing efforts, the introduction of new products and the expansion of our sales network may provide the basis for increased sales and continuing profitable operations.  However, these measures, or any others that we may adopt, may not result in either increased sales or continuing profitable operations.

Possibility of Operating Losses.  Over the past several years we have operated profitably; however, prior to that we incurred losses.  There is no assurance that we will not incur losses in any given quarter or year in the future.

Sales Growth.  We expect to increase sales in the U.S. and worldwide as our network of direct customers and distributors grows and becomes more proficient and expands the number of new accounts.  Our growth efforts have focused on expanding our global reach and broadening our product offering in alcohol and drug detection. Orders for all of our products, particularly ignition interlock components, are on an intermittent purchase order basis and there is no assurance they will continue at any given rate, or that orders will repeat.

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

Recent Developments

On January 5, 2016, the Board of Directors appointed Wayne Willkomm as the Company’s President and Chief Executive Officer, effective as of January 18, 2016. Dr. Willkomm succeeded Barry Knott, the Company’s former Chief Executive Officer, who continues with the Company as a member of the Board of Directors, and G. Ravishankar, the Company’s former President.

Results of Operations

For the year ended December 31, 2015 compared to the year ended December 31, 2014.

Net sales. Our product sales for the year ended December 31, 2015 (“FY 15”) were $8,323,913, a decrease of 8% from $9,023,804 in the fiscal year ended December 31, 2014 (“FY 14”).  Business decreased from the sale of core products, offset in part by additional revenue attributable to our acquisition of the STS assets and by larger OEM orders.  Rental income from tenants occupying a portion of the building we purchased on October 31, 2014 was $107,665 for FY15 versus $17,647 for the last two months of 2014.

Royalties.  In 2012 we entered into a royalty agreement with an OEM customer which provides for the monthly payment of royalties to us on all products containing certain of our software sold by the customer.  In 2013 we entered into a second royalty agreement with another customer which provides for the monthly payment of royalties to us on all products containing certain of our software sold by the customer.   As a result of higher sales by our customers, royalties increased from $300,533 in FY 14 to $394,895 in FY 15, an increase of 31%.

Gross profit.   Total gross profit for FY 15 of $4,401,367 represented a decrease of 2% from total gross profit of $4,467,857 for FY 14 as a result of decreased sales volume, offset in part by increased rental income in 2015 and by higher royalties.  Cost of product sales decreased from $4,874,127 in FY 14 to $4,425,106, or 9%, primarily as a result of decreased labor and materials required for the decreased sales volume.

Research and development expenses.  Research and development expenses were $1,224,045 in FY 15, an increase of $223,779 or 22% from $1,000,266 in FY 14.  The increase was primarily a result of increases in development of products.

Sales and marketing expenses. Sales and marketing expenses were $1,467,344 in FY 15, an increase of $33,505, or 2% from $1,433,839 in FY 14. The increase resulted from increased marketing expenditures partly offset by lower sales-based compensation due to decreased sales volume.

General and administrative expenses. General and administrative expenses were $1,267,772 in FY 15, an increase of $28,534, or 2%, from $1,239,238 in FY 14. The increase consisted mostly of increased compensation.

Interest expense. In connection with the financing of our building purchase on October 31, 2014 we obtained a 10-year term loan in an initial principal amount of $1,581,106 bearing interest at 4.45% per annum and secured by a first-priority mortgage in the acquired property, as well as a one-year $250,000 line of credit bearing interest at a rate equal to the LIBOR daily floating rate plus 2.5%, secured by all assets of the Company, from Bank of America. As a result, our interest expense increased from $11,913 for two months in FY 14 to $70,986 for all of FY 15. There were no borrowings under the line of credit as of December 31, 2015.

Other income.  Interest income decreased from $24,132 in FY 14 to $14,737 in FY 15 primarily as the result lowered cash balances in money market accounts, and also as a result of less interest billed to delinquent customers.  We recovered $12,000 on the Tipping Point, Inc. loan in each of FY 15 and FY 14, which accounted for all of the bad debt recovery in both years.

Our 2016 operating plan is focused on growing sales, increasing gross profits, increasing our commitment (including additional resources, as appropriate) to research and development and sales force, while increasing profits and positive cash flows.  We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for 2016.  However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows.  Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum, secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At December 31, 2015 this credit facility had not been used.

Aside from the commitments under our term loan and line of credit with Bank of America, we do not have any material contractual commitments requiring settlement in the future. See "Note 5 – Commitments and Contingencies" to our Financial Statements in Part II - Item 8.

In December 2014, we acquired substantially all of the assets of Superior Training Solutions, Inc. ("STS"), a company that develops and sells online drug and alcohol training and refresher courses, for a total purchase price of $432,375, of which we paid $300,000 in cash and $132,375 in the form of 15,000 shares of our common stock.

We have traditionally funded working capital needs through product sales and close management of working capital components of our business.  Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes.  In 2015 we realized $15,544 from the exercise of 6,700 stock options.  Although we did not sell any shares of common stock in 2014, we did issue 15,000 shares of our common stock on December 1, 2014 in connection with our purchase of the assets of STS, as described above.  In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies.  Although we have been profitable in recent years, we can provide no assurances that operating losses will not occur in the future.  Should that situation arise, we may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms, if at all.

As of December 31, 2015, cash was $3,227,190, trade accounts receivable were $603,817 and current liabilities were $749,810 resulting in net liquid assets of $3,081,197.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to seek additional sources of capital and/or to implement cost reduction measures, as necessary.

As a result of expected continuing growth and increased staffing needs, equipment expenditures during FY 15 were $402,799 compared to $132,461 for FY 14.  In order to provide for expansion, we purchased our building in October 2014 at a total cost of $1,949,139 (consisting of cash of $368,033 and 10-year term loan in an initial principal amount of $1,581,106) of which $317,932 was allocated to land.  In 2015 we made major improvements to the building totaling $280,488.  On December 1, 2014 we purchased the assets of STS, a company that develops and sells online drug and alcohol training and refresher courses, for a total purchase price of $432,375 (consisting of cash of $300,000 and 15,000 shares of our common stock valued at $132,375).  We filed patent applications at a cost to us of $28,168 in 2015 versus $43,205 in 2014.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  In 2014 we began providing a lifetime warranty on fuel cells.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the year ended December 31, 2015 and for the year ended December 31, 2014, warranty costs were not deemed significant.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years (three years for software and technology licenses).  We use the double declining method of depreciation for property and equipment, and the straight line method for software and technology licenses. We purchased all of the assets of STS, an online education company, in 2014, which consisted of training courses that are amortized over 15 years using the straight line method.  In October 2014, we purchased our building. A majority of the cost of the building is depreciated over 39 years using the straight line method. In addition, based on the results of a third party analysis, a portion of the cost was allocated to components integral to the building.  Such components are depreciated over 5 and 15 years, using the double declining method and the straight line method respectively.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Revenues arising from extended warranty contracts are booked as sales over their life on a straight-line basis. Supplies are recognized as sales when they are shipped.  Training revenues are recognized at the time the training occurs.  We have discontinued arranging for customer financing and leasing through unrelated third parties and instead are providing for customer financing and leasing ourselves which we recognize as revenue over the applicable lease term.  Occasionally, we rent used equipment to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.

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
Wheat Ridge, Colorado

We have audited the accompanying balance sheets of Lifeloc Technologies, Inc. as of December 31, 2015 and 2014, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2015. Lifeloc Technologies, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lifeloc Technologies, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Eide Bailly LLP
Greenwood Village, Colorado
March 20, 2016

LIFELOC TECHNOLOGIES, INC.
Balance Sheets
December 31, 2015 and 2014

ASSETS

CURRENT ASSETS:	2015	2014
Cash	$3,227,190	$2,749,254
Accounts receivable, net	603,817	855,452
Inventories, net	801,661	945,425
Income taxes receivable	81,031	83,275
Deferred taxes	114,058	120,392
Prepaid expenses and other	23,821	48,101
Total current assets	4,851,578	4,801,899

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,911,695	1,631,207
Training courses	432,375	432,375
Production equipment	434,148	401,030
Office equipment and software	193,332	237,724
Sales and marketing equipment	232,468	236,722
Research and development equipment and software	78,157	-
Less accumulated depreciation	(876,582)	(650,576)
Total property and equipment, net	2,723,525	2,606,414

OTHER ASSETS:
Patents, net	102,252	80,356
Deposits and other	18,987	69,687
Deferred taxes, long term	7,282	7,504
Total other assets	128,521	157,547

Total assets	$7,703,624	$7,565,860

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$222,976	$469,570
Term loan payable, current portion	36,689	35,262
Customer deposits and deferred grant revenue	92,870	16,018
Accrued expenses	274,996	232,130
Deferred revenue, current portion	89,179	86,493
Reserve for warranty expense	33,100	33,100
Total current liabilities	749,810	872,573

TERM LOAN PAYABLE, net of current portion	1,503,466	1,540,154

DEFERRED REVENUE, net of current portion	19,163	19,746

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding
(2,447,416 at December 31, 2014)	4,533,012	4,517,468
Retained earnings	898,173	615,919
Total stockholders' equity	5,431,185	5,133,387

Total liabilities and stockholders' equity	$7,703,624	$7,565,860

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statements of Income
Years Ended December 31, 2015 and 2014

REVENUES:	2015	2014
Product sales	$8,323,913	$9,023,804
Royalties	394,895	300,533
Rental income	107,665	17,647
Total	8,826,473	9,341,984

COST OF SALES	4,425,106	4,874,127

GROSS PROFIT	4,401,367	4,467,857

OPERATING EXPENSES:
Research and development	1,224,045	1,000,266
Sales and marketing	1,467,344	1,433,839
General and administrative	1,267,772	1,239,238
Total	3,959,161	3,673,343

OPERATING INCOME	442,206	794,514

OTHER INCOME (EXPENSE):
Interest income	14,737	24,132
Bad debt recovery	12,000	12,000
Interest expense	(70,986)	(11,913)
Total	(44,249)	24,219

NET INCOME BEFORE PROVISION FOR TAXES	397,957	818,733

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(115,703)	(213,737)

NET INCOME	$282,254	$604,996

NET INCOME PER SHARE, BASIC	$0.12	$0.25

NET INCOME PER SHARE, DILUTED	$0.11	$0.24

WEIGHTED AVERAGE SHARES, BASIC	2,453,293	2,433,690

WEIGHTED AVERAGE SHARES, DILUTED	2,523,676	2,497,502

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statement of Stockholders' Equity
Years Ended December 31, 2015 and 2014

	Common Stock		Retained
	Shares	Amount	Earnings	Total
BALANCES, DECEMBER 31, 2013	2,432,416	$4,385,093	$10,923	$4,396,016

Net income	-	-	604,996	604,996
Common stock issued in connection with business combination	15,000	132,375	-	132,375

BALANCES, DECEMBER 31, 2014	2,447,416	4,517,468	615,919	5,133,387

Net income	-	-	282,254	282,254
Common stock options exercised	6,700	15,544	-	15,544

BALANCES, DECEMBER 31, 2015	2,454,116	$4,533,012	$898,173	$5,431,185

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statements of Cash Flows
Years Ended December 31, 2015 and 2014

CASH FLOWS FROM OPERATING ACTIVITIES:	2015	2014
Net income	$282,254	$604,996
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	292,593	205,094
Provision for bad debt	17,000	49,796
Provision for inventory obsolescence	5,000
Deferred taxes	6,555	(35,194)
Reserve for warranty expense	-	10,000
Changes in operating assets and liabilities-
Accounts receivable	234,635	(479,000)
Inventories	138,764	(208,728)
Income taxes receivable	2,244	48,302
Prepaid expenses and other	24,280	19,599
Deposits and other	50,067	(57,173)
Accounts payable	(246,594)	319,621
Customer deposits and deferred grant revenue	76,852	(170,664)
Accrued expenses	42,866	(89,562)
Deferred revenue	2,104	24,104
Net cash provided from operating activities	928,620	241,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property acquired in business combination	-	(368,033)
Cash paid for training courses acquired in business combination	-	(300,000)
Purchases of property and equipment	(402,799)	(132,461)
Patent filing expense	(28,168)	(43,205)
Net cash (used in) investing activities	(430,967)	(843,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(35,261)	(5,498)
Sale of common stock	15,544	-
Net cash (used in) financing activities	(19,717)	(5,498)

NET INCREASE (DECREASE) IN CASH	477,936	(608,006)

CASH, BEGINNING OF PERIOD	2,749,254	3,357,260

CASH, END OF PERIOD	$3,227,190	$2,749,254

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$70,353	$11,913

Cash paid for income tax	$106,904	$248,930

Non cash investing and financing activities:
Mortgage issued for property and equipment acquired
in business combination	$-	$1,581,106
Stock issued for property and equipment acquired in
business combinations	-	132,275
Total non cash investing and financing
Activities	$-	$1,713,381

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2015 and 2014

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

Cash and Cash Equivalents.   For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2015 and 2014.

Fair Value of Financial Instruments.   Our financial instruments consist of cash, short-term trade receivables, payables and a term loan secured by a first mortgage.  The carrying values of cash, short-term receivables, and payables approximate their fair value due to their short term maturities.  The carrying value of the term loan approximates its fair value based on interest rates currently obtainable.

Concentration of Credit Risk.   Financial instruments with significant credit risk include cash and accounts receivable.  The amount of cash on deposit with two financial institutions exceeded the $250,000 federally insured limit at December 31, 2015 by $2,650,781.  However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Note Receivable.  We made a loan of $62,500 to Tipping Point, Inc. ("TPI"), an early stage company, during the second quarter of 2011.  Although the loan has been paid down by $58,000, including a repayment of $3,000 in the fourth quarter of 2015, we do not expect to realize any significant sales to TPI in the near term.  We have provided a reserve against the loan for the full amount, leaving a net amount of $0, which is not included in our balance sheets at December 31, 2015 and 2014.  TPI was considered a related party at the time the loan was made, as certain of our board members were also TPI board members during a portion of 2011.

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

Years Ended December 31	2015	2014
Balance, beginning of year	$40,000	$26,267
Provision for estimated losses	6,530	49,796
Write-off of uncollectible accounts	(11,530)	(36,063)
Balance, end of year	$35,000	$40,000

The net accounts receivable balance at December 31, 2015 of $603,817 included an account from one customer of $138,909 (23%) and no more than 6% from any one other single customer. The net accounts receivable balance at December 31, 2014 of $855,452 included an account from one customer of $156,701 (18%) and no more than 12% from any one other customer.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At December 31, 2015 and 2014, inventory consisted of the following:

	2015	2014
Raw materials & deposits	$404,104	$476,941
Work-in process	76,903	132,029
Finished goods	408,154	428,955
Total gross inventories	889,161	1,037,925
Less reserve for obsolescence	(87,500)	(92,500)
Total net inventories	$801,661	$945,425

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended December 31	2015	2014
Balance, beginning of year	$92,500	$75,000
Provision for estimated obsolescence	2,640	43,894
Write-off of obsolete inventory	(7,640)	(26,394)
Balance, end of year	$87,500	$92,500

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years; three years for software and technology licenses; 15 years for training courses; 39 years for the cost of the building we purchased in October 2014.  We utilize the double-declining method of depreciation for property and equipment, and the straight-line method of depreciation for software, training courses, and the building, due to the expected usage of these assets over time. These methods are expected to continue throughout the life of the assets.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.  Depreciation expense for the years ended December 31, 2015 and 2014 was $285,688 and $201,433 respectively.

Long-Lived Assets.   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.  Impairments of $0 and $1,796 were recorded for the years ended December 31, 2015 and 2014 respectively.

Technology Licenses.  In 2010 we entered into a technology transfer agreement with an unrelated third-party manufacturer of fuel cells, pursuant to which we acquired a perpetual-term license to technology for the manufacture of fuel cells.  We made three equal lump-sum payments of $40,000 each, based on achievement of milestones related to our establishment of successful production facilities.  The total, $120,000, is being amortized over three years commencing in 2011, using the straight line method, with amortization expense of $0 for the year 2015 and $3,333 for the year 2014.

Patents.   The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (20 years for utility patents in the United States, and 14 years for design patents).  Amortization expense for the year ended December 31, 2015 and 2014 was $6,272 and $3,661 respectively.  Capitalized costs are expensed if patents are not granted.  We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.  A summary of our patents at December 31, 2015 and 2014 is as follows:

	2015	2014
Patents issued	$22,775	$22,775
Patent applications	102,802	74,634
Accumulated amortization	(23,325)	(17,053)
Total net patents	$102,252	$80,356

Deposits and Other Assets.  We include the long-term portion of installment receivables, as well as the long-term portion of deferred financing loan costs with deposits.  Deferred loan costs are amortized over the 20-year life of the term loan on a straight line basis, which approximates the effective interest method.  Total amortization during the years ended December 31, 2015 and 2014 was $633 and $0, respectively, and are included within interest expense on the statements of income.

Accrued Expenses.  We have accrued various expenses in our December 31 balance sheets, as follows:

	2015	2014
Compensation	$176,219	$157,888
Rebates	47,706	21,280
Property and other taxes	51,071	44,810
401(k) plan and health insurance	-	8,152
Total accrued expenses	$274,996	$232,130

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

Years Ended December 31	2015	2014
Balance, beginning of year	$33,100	$23,100
Provision for estimated warranty claims	21,277	14,425
Claims made	(21,277)	(4,425)
Balance, end of year	$33,100	$33,100

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  For the years ended December 31, 2015 and 2014, we did not have any interest or penalties or any significant uncertain tax positions.

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

Grants.  We apply for and receive job training and other grants.  In September 2014 we were notified that we had been awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a marijuana breathalyzer that is currently under development.  Grants are recognized as reductions of expense when received.  In 2015 and 2014, we received expense reimbursement grants of $42,396 and $45,868 respectively.

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

Stock-based compensation expense recognized under ASC 718 for fiscal years 2015 and 2014 was $0.  Stock-based compensation expense related to employee stock options under ASC 718 for 2013 is allocated to General and Administrative Expense when incurred.

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

Basic and Diluted Income and Loss per Common Share.  Net income or loss per share is calculated in accordance with ASC Topic 260, Earnings Per Share ("ASC 260").  Under the provisions of ASC 260, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  Dilution from potential common shares outstanding at December 31, 2015 and 2014 was $0.01.

Recent Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements.

The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  In August 2015, the FASB issued Accounting Standards Update No. 2015-14, which deferred by one year the mandatory effective date of ASU 2014-09.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  We have not determined when we will adopt the new revenue standard or selected the transition method that we will apply upon adoption.  We are assessing the impact of adopting this new accounting standard on our financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires a retrospective approach to adoption.  Early adoption is permitted.  Based on our preliminary assessment, we do not expect this new standard to have a material impact on our financial statements or related disclosures.  We will adopt this standard on the effective date.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  This standard requires that deferred income tax liabilities and assets be presented as noncurrent assets or liabilities in the balance sheet.  ASU 2015-17 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early adoption is permitted.  Based on our preliminary assessment, we do not expect this new standard to have a material impact on our financial statements or related disclosures.  We will adopt this standard on the effective date.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This update substantially revises standards for the recognition, measurement and presentation of financial instruments.  This standard revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements.  We are assessing the impact of adopting this new accounting standard on our financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for us beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We have not yet determined what the effects of adopting this ASU will be on our financial statements.

3.	BUSINESS COMBINATIONS

Building and Land.  On October 31, 2014 we purchased the building formerly leased by us for a total price of $1,949,139, of which $317,932 was allocated to land.  The allocation between building and land was based on Level 3 inputs and was determined by management based on estimates of rent and return on investment analyses.  Based on a third party analysis, we allocated a portion of the building cost to its components.  The components are depreciated over 5 and 15 years, using double declining depreciation methods, and the building is depreciated over 39 years using the straight line method.  Major improvements to the building totaling $280,488 were made in 2015; none were made in 2014.

Approximately 48% of the building is leased to third party tenants pursuant to lease agreements expiring on various dates ranging to December 31, 2017.  Rental revenue and operating income included in our statement of income for the year ended December 31, 2015 were $107,665 and $19,641 respectively.

Actual earnings from rental units for the year ended December 31, 2015 and estimated earnings as though the combination took place at the beginning of the year ended December 31, 2014 are as follows.

	2015	2014 Unaudited)
Rental income	$107,665	$105,880
Expenses:
Depreciation	59,419	59,150
Maintenance	6,562	20,000
Property taxes	18,460	18,000
Insurance	3,583	4,800
Total expenses	88,024	101,950
Net profit	$19,641	$3,930

Future rental income and related expenses will depend on whether existing leases are renewed. Minimum base rents for leases in place at December 31, 2015 are scheduled to be $99,746 in 2016 and $75,627 in 2017.

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

Data that would enable us to present the amounts of revenue and earnings of STS as though the combination took place at the beginning of the year ended December 31, 2014 are unavailable to us.  Actual earnings for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014 (Unaudited)
Sales, STS courses	$141,605	$5,010
Expenses:
Outside services	48,337	4,167
Amortization	28,825	2,402
Manuals, CDs, supplies	23,579	1,446
Internet expense	2,014	-
Telephone and other	1,982	-
Commissions and other selling expenses	26,193	712
Total expenses	130,930	8,727
Net profit (loss)	$10,675	$(3,717)

The purpose of this acquisition was to expand our offering of online substance abuse training courses and of online reasonable suspicion training courses.

Estimated annual amortization relating to the training courses is $28,825 for 180 months commencing December 1, 2014.

4.  STOCKHOLDERS' EQUITY

Stock Option Plan.   We adopted our now-expired 2002 Stock Option Plan (the "2002 Plan") to promote the Company's and its stockholders' interests by helping us to attract, retain and motivate our key employees and associates. Under the terms of the 2002 Plan, our Board of Directors (the "Board") could grant either "nonqualified" or "incentive" stock options, as defined by the Internal Revenue Code and related regulations. The purchase price of the shares subject to a stock option was the fair market value of our common stock on the date the stock option was granted.  Generally, vesting of stock options occurred immediately at the time of the grant of such option and all stock options must be exercised within five years from the date granted. The number of common shares reserved for issuance under the Plan was 375,000 shares of common stock, subject to adjustment for dividend, stock split or other relevant changes in our capitalization.  The Plan expired March 4, 2012.  In January 2013 our board of directors adopted a new Plan (the "2013 Plan"), which was approved by our shareholders at their regular annual meeting on April 1, 2013. The 2013 Plan provides for 150,000 shares to be reserved for issuance under the new Plan. Otherwise, the terms of the 2013 Plan are substantially the same as those of the 2002 Plan.

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends.  No employee stock options were granted during fiscal years 2015 or 2014.

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

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended December 31, 2015 and 2014 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2013	92,000	$2.66
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-
BALANCE AT DECEMBER 31, 2014	92,000	$2.66
Granted	-	-
Exercised	(6,700)	-
Forfeited/expired	(6,300)	-
BALANCE AT DECEMBER 31, 2015	79,000	$2.67

 The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2015:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$3.69	20,000	.9	$3.69	20,000	$3.69
$2.32	59,000	2.75	$2.32	59,000	$2.32
	79,000			79,000

Of the 79,000 options exercisable as of December 31, 2015, all are incentive stock options. The exercise price of all options granted through December 31, 2015 has been equal to or greater than the fair market value, as determined by the Board.  As of December 31, 2015, 81,000 options exercisable for our common stock remain available for grant under the 2013 Plan.

5.  COMMITMENTS AND CONTINGENCIES

Mortgage Expense. We purchased our facilities in Wheat Ridge, Colorado on October 31, 2014 for $1,949,139 and took out a term loan secured by a first mortgage on the property in the amount of $1,581,106 with Bank of America for a portion of the purchase price.  The note bears interest at 4.45% per annum, and is payable in 120 equal monthly installments of $8,801 including interest.  Our minimum future principal payments on this first mortgage, by year, are as follows:

Year	Amount
2016	36,689
2017	35,576
2018	40,353
2019	42,211
2020	43,979
2020 - 2024	1,341,347
Total	1,540,155
Less current portion	(36,689)
Long term portion	$1,503,466

Rent Expense. Rent expense for our facilities for the 10 months ended October 31, 2014 was $88,131.  As a result of purchasing our building, we did not incur rent expense after October 31, 2014.

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of December 31, 2015 we had no obligation with respect to contingent severance benefit obligations.

Purchase Orders. Outstanding purchase orders issued to vendors in the ordinary course of business totaled $993,053 at December 31, 2015.

Other Material Contractual Commitments. We have two contractual commitments under development agreements that carried an aggregate obligation of $116,930.

Regulatory Commitments. With respect to our LifeGuard® product, we are subject to regulation by the United States Food and Drug Administration ("FDA").  The FDA provides regulations governing the manufacture and sale of our LifeGuard® product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of December 31, 2015, we had not been inspected by the FDA; however, we believe we are in substantial compliance with all known regulations. We are also subject to regulation by the DOT and by various state departments of transportation so far as our other products are concerned.  We believe that we are in substantial compliance with all known applicable regulations.

6.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to October 31, 2016, and which bears interest at a rate equal to the LIBOR daily floating rate of .3661 and .1146 on December 31, 2015 and 2014 respectively, plus 2.5%.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of December 31, 2015 and 2014.

7.  INCOME TAXES

We account for income taxes under ASC 740, which requires the use of the liability method.  ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  We have a Federal General Business Credit carryover available for 2016 of $36,154.

Our income tax provision is summarized below:

Years Ended	December 31, 2015	December 31, 2014
Current:
Federal	$88,671	$208,081
State	20,477	40,849
Total current	109,148	248,930
Deferred:
Federal	5,756	(30,905)
State	799	(4,288)
Total deferred	6,555	(35,193)
Total	$115,703	$213,737

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	December 31, 2015	December 31, 2014
Federal statutory rate	$143,412	$286,086
Effect of:
State taxes, net of federal tax benefit	21,276	36,561
Research & development credit	(54,741)	(78,005)
Other	5,756	(30,905)
Total	$115,703	$213,737

 The components of the deferred tax asset are as follows:

	Years Ended December 31,
Current Deferred Tax Assets:	2015	2014
Deferred income	$33,888	$32,867
Bad debt reserve	15,010	21,470
Accrued vacation	19,332	18,327
Inventory reserve	33,250	35,150
Warranty reserve	12,578	12,578
Total current deferred tax assets	114,058	120,392
Long Term Deferred Tax Assets:
Deferred income	7,282	7,504
Total Deferred Tax Assets	$121,340	$127,896

Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before 2012 or state examinations for years before 2011.

8.  LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at December 31, 2015 or December 31, 2014, and therefore made no accruals for legal proceedings in either 2015 or 2014.

9.  MAJOR CUSTOMERS/SUPPLIERS

We depend on sales that are generated from our customers' ongoing usage of alcohol testing instruments.

One customer contributed 8% ($737,834) to our total sales in 2015, a second customer contributed 8% ($734,352), a third customer contributed 3% ($307,259), and no other customer contributed more than 3%.  One customer contributed 8% ($736,458) to our total sales in 2014, a second customer contributed 6% ($549,867), a third customer contributed 5% ($471,432), and no other customer contributed more than 5%.  In making this determination, we considered the federal government, state governments, local governments, and foreign governments each as a single customer.

In 2015, we depended upon three vendors for approximately 19% of our purchases (three vendors and 24% respectively in 2014).

10.  DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We have adopted a 401(k) Profit Sharing Plan ("401(k) Plan") which covers all full-time employees who have completed 3 months of full-time continuous service and are age eighteen or older. Participants may defer up to 100% of their gross pay up to 401(k) Plan limits.  Participants are immediately vested in their contributions.  We make monthly discretionary matching contributions of 3% of the total payroll of the participating employees.  In 2015 and 2014 we contributed $50,223 and $46,766 respectively.  The participants vest in Company contributions based on years of service, with a participant fully vested after six years of credited service.

11.  LICENSE OF SOFTWARE

In 2012 we granted a non-exclusive license to two customers for the use of our patented breath alcohol testing algorithms.  The agreement provides for termination pursuant to notice requirements, and further provides for royalties based on the number of units sold which incorporate our software.  The transaction is being accounted for under the guidance of ASC 605-10, Revenue Recognition, which states, in part, revenue can be recognized when collection of the fee agreement can be reasonably assured.

12.  BUSINESS SEGMENTS

We currently have two business segments: (i) the sale of physical products, including portable hand-held breathalyzers and related accessories, supplies, education, training ("Product Sales”), and royalties from development contracts with OEM manufacturers (“Royalties” and, together with Product Sales, the “Products” segment), and (ii) rental of a portion of our building (the "Rentals" segment).  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Operating profits for these segments excludes unallocated corporate items.  Administrative and staff costs were commonly used by all business segments and were indistinguishable.

The following sets forth information about the operations of the business segments:

	Year Ended December 31,
Revenue:	2015	2014
Product Sales	$8,323,913	$9,023,804
Royalties	394,895	300,533
Products Subtotal	8,718,808	9,324,337
Rentals	107,665	17,647
Total	$8,826,473	$9,341,984

Gross profit:
Product Sales	$3,986,830	$4,157,451
Royalties	394,895	300,533
Products Subtotal	4,381,725	4,457,984
Rentals	19,642	9,873
Total	$4,401,367	$4,467,857

Interest expense:
Product Sales	$36,584	$6,195
Royalties	-	-
Products Subtotal	36,584
Rentals	34,402	5,718
Total	$70,986	$11,913

Net income (loss) before taxes:
Product Sales	$(11,065)	$514,045
Royalties	394,895	300,533
Products Subtotal	383,830	814,578
Rentals	14,127	4,155
Total	$397,957	$818,733

There were no intersegment revenues.

As of December 31, 2015, $905,379 of our assets were used in the Rentals segment, with the remainder, $6,798,245, used in the Products and unallocated segments.

14.	SUBSEQUENT EVENTS

We evaluated subsequent events through the date the financial statements were issued and determined that none have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

In the first quarter of 2016, we granted 50,000 stock options.  These options become vested in 2018 and are exercisable at $8.83 apiece for 2.5 years thereafter if specified financial objectives are met in 2018.  The assumptions for valuing these stock options are summarized as follows:

Risk-free interest rate	1.46%
Expected life (in years)	5.0
Expected volatility	28.67%
Expected dividend	0%

Applying these assumptions resulted in a fair market value of $123,269, which will result in stock option expense of $2,054 per month commencing in February 2016 being charged against operations, with an accompanying credit to capital for the same amount.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the "Exchange Act").  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Internal Control over Financial Reporting

(a)	Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2014.  Based on our evaluation under the framework in Internal Control-Integrated Framework issued by the COSO in 2014, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

(b)	Attestation report of the registered public accounting firm.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC, which permit us to provide only management's report in this Annual Report.

(c)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2016 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2015.

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2016 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2016 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2015.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	79,000	$2.67	81,000
Equity compensation plans not approved by security holders	-	-	-
Total	79,000	$2.67	81,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2015.

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2015.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our financial statements are provided under Item 8 of this Annual Report.

(b) The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (3)
4.1	Form of Certificate representing Common Stock (1)
10.1†	2002 Stock Option Plan (1)
10.2	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.3	Form of Standard Distribution Agreement (1)
10.4	Asset Purchase Agreement by and between Lifeloc Technologies, Inc. and Superior Training Solutions, Inc., dated December 1, 2014 (5)
10.5	Purchase Agreement by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated August 13, 2014 (5)
10.6	Loan Agreement with Bank of America (Term Loan), dated October 29, 2014 (5)
10.7	Deed of Trust with Bank of America, dated October 29, 2014 (5)

10.8	Security Agreement with Bank of America, dated October 29, 2014 (5)
10.9	Loan Agreement with Bank of America (Line of Credit), dated October 29, 2014 (5)
10.10†	2013 Stock Option Plan (4)
10.11*	Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated January 18, 2016.
23.1	Consent of Eide Bailly LLP (contained in Item 8. Financial Statements and Supplementary Data - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, in this Annual Report)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1) Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.
(2) Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.
(3) Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012.
(4) Incorporated by reference to our Definitive Proxy Statement filed on March 22, 2013.
(5) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2014.
*   Filed herewith.
†   Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2016

LIFELOC TECHNOLOGIES, INC.

By:	/s/ Wayne R. Willkomm
Wayne R. Willkomm
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne R. Willkomm	March 22, 2016
Wayne R. Willkomm
Chief Executive Officer and President (Principal Executive Officer) Director

/s/ Vern D. Kornelsen	March 22, 2016
Vern D. Kornelsen
Chief Financial Officer (Principal Financial Officer) Director

/s/ Kristie L. LaRose	March 22, 2016
Kristie L. LaRose Controller (Principal Accounting Officer)

/s/ Robert Greenlee	March 22, 2016
Robert Greenlee Director

/s/ Barry R. Knott	March 22, 2016
Barry R. Knott Director

/s/ Donald E. Siecke	March 22, 2016
Donald E. Siecke Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (3)
4.1	Form of Certificate representing Common Stock (1)
10.1†	2002 Stock Option Plan (1)
10.2	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.3	Form of Standard Distribution Agreement (1)
10.4	Asset Purchase Agreement by and between Lifeloc Technologies, Inc. and Superior Training Solutions, Inc., dated December 1, 2014 (5)
10.5	Purchase Agreement by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated August 13, 2014 (5)
10.6	Loan Agreement with Bank of America (Term Loan), dated October 29, 2014 (5)
10.7	Deed of Trust with Bank of America, dated October 29, 2014 (5)
10.8	Security Agreement with Bank of America, dated October 29, 2014 (5)
10.9	Loan Agreement with Bank of America (Line of Credit), dated October 29, 2014 (5)
10.10†	2013 Stock Option Plan (4)
10.11*	Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated January 18, 2016.
23.1	Consent of Eide Bailly LLP (contained in Item 8. Financial Statements and Supplementary Data - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, in this Annual Report)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1) Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.
(2) Incorporated by reference to our Registration Statement on Form 10-12G (Amendment 1), filed on May 11, 2011.
(3) Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012.
(4) Incorporated by reference to our Definitive Proxy Statement filed on March 22, 2013.
(5) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2014.
*   Filed herewith.
†   Indicates a management contract or compensatory plan or arrangement.