Form 10-Q
period 2016-03-31
Lifeloc Technologies, Inc
filed 2016-05-12
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at May 7, 2016)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2016

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS

	March 31,
	2016	December 31,
CURRENT ASSETS:	(Unaudited)	2015
Cash	$3,311,183	$3,227,190
Accounts receivable, net	727,320	603,817
Inventories, net	876,911	801,661
Income taxes receivable	13,174	81,031
Deferred taxes	109,265	114,058
Prepaid expenses and other	81,463	23,279
Total current assets	5,119,316	4,851,036

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,911,695	1,911,695
Training courses	432,375	432,375
Production equipment and software	440,811	434,148
Office equipment and software	193,332	193,332
Sales and marketing equipment	232,468	232,468
Research and development equipment and software	78,157	78,157
Less accumulated depreciation	(947,800)	(876,582)
Total property and equipment, net	2,658,970	2,723,525

OTHER ASSETS:
Patents, net	100,686	102,252
Deposits and other	9,314	9,314
Deferred taxes, long term	6,816	7,282
Total other assets	116,816	118,848

Total assets	$7,895,102	$7,693,409

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$381,138	$222,976
First mortgage payable, current portion	36,760	36,147
Customer deposits	89,826	92,870
Accrued expenses	172,623	274,996
Deferred revenue, current portion	85,053	89,179
Reserve for warranty expense	36,000	33,100
Total current liabilities	801,400	749,268

FIRST MORTGAGE PAYABLE, net of current portion and
debt issuance costs	1,484,201	1,493,793

DEFERRED REVENUE, net of current portion	17,937	19,163

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,540,056	4,533,012
Retained earnings	1,051,508	898,173
Total stockholders' equity	5,591,564	5,431,185

Total liabilities and stockholders' equity	$7,895,102	$7,693,409

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended March 31,
REVENUES:	2016	2015
Product sales	$2,100,130	$1,950,317
Royalties	91,520	63,290
Rental income	27,782	26,471
Total	2,219,432	2,040,078

COST OF SALES	1,087,745	1,068,979

GROSS PROFIT	1,131,687	971,099

OPERATING EXPENSES:
Research and development	272,547	275,250
Sales and marketing	319,108	410,561
General and administrative	299,146	334,559

Total	890,801	1,020,370

OPERATING INCOME	240,886	(49,271)

OTHER INCOME (EXPENSE):
Interest income	2,358	3,490
Bad debt recovery	3,000	2,000
Interest expense	(17,426)	(17,496)
Total	(12,068)	(12,006)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	228,818	(61,277)

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(75,483)	22,418

NET INCOME (LOSS)	$153,335	$(38,859)

NET INCOME (LOSS) PER SHARE, BASIC	$0.06	$(0.02)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.06	$(0.02)

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,450,777

WEIGHTED AVERAGE SHARES, DILUTED	2,474,667	2,528,076

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2016	2015
Net income (loss)	$153,335	$(38,859)
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	72,920	67,061
Share-based compensation expense	7,044	-
Provision for bad debt	5,000	(934)
Deferred taxes	5,259	107
Reserve for warranty expense	2,900	1,000
Changes in operating assets and liabilities-
Accounts receivable	(128,503)	173,856
Inventories	(75,250)	(17,934)
Income taxes receivable	67,857	(22,525)
Prepaid expenses and other	(57,642)	(43,666)
Deposits and other	(544)	(23,046)
Accounts payable	158,162	(252,619)
Customer deposits	(3,044)	7,689
Accrued expenses	(102,373)	(71,686)
Deferred revenue	(5,352)	900
Net cash provided from (used in) operating activities	99,769	(220,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,663)	(6,244)
Patent filing expense	-	(2,197)
Net cash (used in) investing activities	(6,663)	(8,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on first mortgage	(9,113)	(8,908)
Sale of common stock	-	15,544
Net cash (used in) provided from financing activities	(9,113)	6,636

NET INCREASE (DECREASE) IN CASH	83,993	(222,461)

CASH, BEGINNING OF PERIOD	3,227,190	2,749,254

CASH, END OF PERIOD	$3,311,183	$2,526,793

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$17,155	$17,496

Cash paid for income tax	$-	$-
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

Debt Issuance Costs.  In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires a retrospective approach to adoption.  As a result of adopting this standard, debt issuance costs have been reclassified in the accompanying balance sheet for December 31, 2015.

Fair Value Measurement.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At March 31, 2016 and December 31, 2015, inventory consisted of the following:

	2016	2015
Raw materials & deposits	$423,594	$404,104
Work-in-process	74,046	76,903
Finished goods	472,059	408,154
Total gross inventories	969,699	889,161
Less reserve for obsolescence	(92,788)	(87,500)
Total net inventories	$876,911	$801,661

Income Taxes.  We account for income taxes under the provisions of ASC Topic 740, Accounting for Income Taxes ("ASC 740"). We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.

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

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  In August 2015, the FASB issued ASU No. 2015-14, which deferred by one year the mandatory effective date of ASU 2014-09.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  We have not determined when we will adopt the new revenue standard or selected the transition method that we will apply upon adoption.  We are assessing the impact of adopting this new accounting standard on our financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  This standard requires that deferred income tax liabilities and assets be presented as noncurrent assets or liabilities in the balance sheet.  ASU 2015-17 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early adoption is permitted.  Based on our preliminary assessment, we do not expect this new standard to have a material impact on our financial statements or related disclosures.  We will adopt this standard on the effective date.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This update substantially revises standards for the recognition, measurement and presentation of financial instruments.  This standard revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements.  We are assessing the impact of adopting this new accounting standard on our financial statements and related disclosures.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  We use the Black-Scholes option-pricing model ("Black-Scholes model") to determine fair value. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2016 and 2015 was $7,044 and $0 respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting.   We have concluded that we have two operating segments, including our primary business which is as a developer, manufacturer and marketer of portable hand-held breathalyzers and related accessories, supplies and education.  As a result of purchasing our building on October 31, 2014, we have a second segment consisting of renting portions of our building to existing tenants, whose leases expire at various times through December 31, 2017.

3.  BASIC AND DILUTED INCOME AND LOSS PER COMMON SHARE

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income (loss)	$153,335	$(38,859)
Weighted average shares-basic	2,454,116	2,450,777
Effect of dilutive potential common shares	20,551	77,299
Weighted average shares-diluted	2,474,667	2,528,076
Net income (loss) per share-basic	$.06	$(.02)
Net income (loss) per share-diluted	$.06	$(.02)
Antidilutive employee stock options	50,000	0

4.  STOCKHOLDERS’ EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2016:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32 - $8.83	105,500	3.26	$5.67	55,500	$2.81

Of the 55,500 options exercisable as of March 31, 2016, all are incentive stock options. The exercise price of all options granted through March 31, 2016 has been equal to or greater than the fair market value of the Company’s common stock at the time the options were issued.

Options to purchase 50,000 shares of stock at $8.83 apiece were granted during the three months ended March 31, 2016.  Vesting of these options is subject to performance achieved during the years ending December 31, 2018, 2019 and 2020.  No options were granted during the three months ended March 31, 2015.

No options were exercised during the three months ended March 31, 2016. Holders of 6,700 options entitling them to purchase shares of stock at $2.32 apiece exercised their options during the three months ended March 31, 2015.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

5.  COMMITMENTS AND CONTINGENCIES

Mortgage Expense. We purchased our facilities in Wheat Ridge, Colorado on October 31, 2014 for $1,949,139 and took out a term loan secured by a first mortgage on the property in the amount of $1,581,106 with Bank of America for a portion of the purchase price.  The note bears interest at 4.45% per annum, and is payable in 119 equal monthly installments of $8,801, including interest plus a final payment of $1,154,085 on October 29, 2024.  Our minimum future principal payments on this first mortgage, by year, are as follows:

Year	Amount
2016	$27,578
2017	38,576
2018	40,353
2019	42,211
2020	43,979
2021 – 2024	1,338,344
Total	1,531,041
Less financing cost	(10,080)
Net mortgage payable	1,520,961
Less current portion	(36,760)
Long term portion	$1,484,201

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of March 31, 2016 we had no obligation with respect to contingent severance benefit obligations.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,248,357 at March 31, 2016.

Regulatory Commitments. With respect to our LifeGuard® product, we are subject to regulation by the United States Food and Drug Administration ("FDA").  The FDA provides regulations governing the manufacture and sale of our LifeGuard® product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of March 31, 2016, we had not been inspected by the FDA; however, we believe we are in substantial compliance with all known regulations. We are also subject to regulation by the DOT and by various state departments of transportation so far as our other products are concerned.  We believe that we are in substantial compliance with all known applicable regulations.

6.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to October 31, 2016, and bears interest at a rate equal to the LIBOR daily floating rate of .3831% and .1140% on March 31, 2016 and 2015, respectively, plus 2.5%.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of March 31, 2016 and December 31, 2015.

7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Three Months Ended
	March 31, 2016	March 31, 2015
Federal statutory rate	$80,086	$(20,834)
Effect of:
State taxes, net of federal benefit	(9,390)	2,744
Estimated research and development credits	(1,635)	-
Other	6,422	(4,328)
Total	$75,483	$(22,418)

8.  BUSINESS SEGMENTS

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

The following sets forth information about the operations of the business segments for the three months ended March 31, 2016 and 2015:

Revenue:	2016	2015
Product Sales	$2,100,130	$1,950,317
Royalties	91,520	63,290
Products Subtotal	2,191,650	2,013,607
Rentals	27,782	26,471
Total	$2,219,432	$2,040,078

Gross profit:
Product Sales	$1,033,916	$905,093
Royalties	91 520	63,290
Products Subtotal	1,125,436	968,383
Rentals	6,251	2,716
Total	$1,131,687	$971,099

Interest expense:
Product Sales	$9,062	$9,098
Royalties	-	-
Products Subtotal	9,062	9,098
Rentals	8,364	8,398
Total	$17,426	$17,496

Net income (loss) before taxes:
Product Sales	$139,411	$(118,885)
Royalties	91,520	63,290
Products Subtotal	230,931	(55,595)
Rentals	(2,113)	(5,682)
Total	$228,818	$(61,277)

There were no intersegment revenues.

As of March 31, 2016, $890,523 of our assets were used in the Rentals segment, with the remainder, $7,004,579, used in the Products and unallocated segments.

9.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements, except that we entered into a two-year consulting agreement pursuant to which we prepaid $60,000 upon execution, which will be charged to expense at the rate of $7,500 per quarter commencing June 30, 2016, plus the cost of certain equipment we purchased in connection with the agreement. In connection with the consulting agreement, we also agreed to pay a commission on sales of certain products during the course of the two-year agreement.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled “Risk Factors” in our December 31, 2015 Form 10-K.

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

In October 2014 we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a breathalyzer that tests for Tetrahydrocannabinol (THC), the principal psychoactive constituent in cannabis.  Terms of the grant require us to submit invoices as work is performed, with an anticipated completion date of August 31, 2017. This development effort is ongoing.  They are included in our Statements of Income as reductions in Research and Development cost. No revenue has been recognized from these grant reimbursements.  We received $47,947 of grant reimbursements in the quarter ended September 30, 2015 and $25,000 of grant reimbursements in the quarter ended December 31, 2014.  None have been received in 2016.  There is no assurance that this effort to develop a THC breathalyzer will be successful or that significant sales will result from such development if successful.

On October 31, 2014, we purchased the commercial property the Company uses as its corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 10,670 are currently leased to three tenants under leases that expire at various times ranging from June 30, 2016 to December 31, 2017. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in October 2024.

In December 2014, we acquired substantially all of the assets of Superior Training Solutions, Inc. ("STS"), a company that develops and sells online drug and alcohol training and refresher courses. The assets we acquired from STS complement our existing drug and alcohol training courses.

In October 2015 we introduced our Sentinel™ line with the Sentinel™ VA alcohol screening station, a full automated station to control vehicular access to safety critical facilities, such as mines, refineries, power stations and nuclear facilities.

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

Results of Operations

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Net sales. Our product sales for the quarter ended March 31, 2016 were $2,100,130, an increase of 8% from $1,950,317 for the quarter ended March 31, 2015.  This increase is primarily attributable to an increase in sales.  When royalties of $91,520 and rental income of $27,782 are included, total revenues of $2,219,432 increased by $179,354, or 9%, for the quarter ended March 31, 2016 when compared to the same quarter a year ago.

Gross profit.   Total gross profit for the three months ended March 31, 2016 of $1,131,687 represented an increase of 17% from total gross profit of $971,099 for the same period a year earlier primarily as a result of increased sales volume, increased rental income in 2016, and higher royalties.  Cost of product sales increased from $1,045,224 in Q1 of 2015 to $1,066,214 in Q1 of 2016, or 2%, primarily as a result of increased labor and materials required for the increased sales volume.

Research and development expenses.  Research and development expenses were $272,547 for the quarter ended March 31, 2016, representing a decrease of 1% over the $275,250 in the same quarter a year ago.  This decrease resulted mostly from lower payments to outside vendors.

Sales and marketing expenses.   Sales and marketing expenses of $319,108 for the quarter ended March 31, 2016 represented a decrease of 22% from sales and marketing expenses of $410,561 for the quarter ended March 31, 2015.  This decrease resulted primarily from decreased compensation resulting from personnel changes as well as from lower advertising related expenses.

General and administrative expenses.   General and administrative expenses were $299,146 for the quarter ended March 31, 2016, which represented a decrease of 11% over the $334,559 spent in the same quarter a year ago.  This decrease results mostly from decreases in public company expenses in the quarter ended March 31, 2016 as a result of timing differences.

Other income (expense).  Other income consisted of a decrease in interest income of $1,132 in the quarter ended March 31, 2016, offset by an increase in bad debt recovery of $1,000.  Interest expense of $17,426 in the current quarter and $17,496 in the same period a year ago is the result of the balance of our first mortgage on our building declining.

Net income (loss).   We realized net income of $153,335 for the quarter ended March 31, 2016 compared to a net loss of $38,859 for the quarter ended March 31, 2015.  This increase of $192,194 was the result of the increase in gross profit and decreased operating expenses discussed above, offset in part by an increase in income taxes of $97,901.

Trends and Uncertainties That May Affect Future Results

Revenues in the first quarter of 2016 were higher compared to revenues in 2015.  We believe increased sales efforts may continue to result in improved revenues for the remainder of 2016.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

Our 2016 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products for long term growth.  We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2016.  However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum, secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At March 31, 2016 this credit facility had not been used.

Equipment expenditures during the quarter ended March 31, 2016 were $6,663, compared to $6,244 in the same period a year ago.  We filed patent applications at a cost to us of $2,197 in the first quarter of 2015 versus $0 in the same period in 2016.

As of March 31, 2016, cash was $3,311,183, accounts receivable were $727,320 and current liabilities were $801,400 resulting in a net liquid asset amount of $3,237,103.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended March 31, 2016 and for the quarter ended March 31, 2015, warranty costs were not deemed significant.

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

Revenues arising from extended warranty contracts are booked as sales over their life on a straight-line basis. Supplies are recognized as sales when they are shipped.  The sales of licenses to our training courses are recognized as revenue at the time of sale.  We have  mostly discontinued arranging for customer financing and leasing through unrelated third parties and instead are providing for customer financing and leasing ourselves in the majority of cases, which we recognize as revenue over the applicable lease term.  Occasionally, we rent used equipment to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of 6,700 options entitling them to purchase shares of stock at $2.32 apiece exercised their options during the three months ended March 31, 2015.  None were exercised during the three months ended March 31, 2016.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
10.1	Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated January 18, 2016 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2016).
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOC TECHNOLOGIES, INC.

May 12, 2016	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

May 12, 2016	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated January 18, 2016 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2016).
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document