Form 10-Q
period 2016-06-30
Lifeloc Technologies, Inc
filed 2016-08-10
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at August 7, 2016)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Six Months Ended June 30, 2016

PART I      FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS

	June 30,
	2016	December 31,
CURRENT ASSETS:	(Unaudited)	2015
Cash	$3,383,541	$3,227,190
Accounts receivable, net	745,831	603,817
Inventories, net	949,226	801,661
Income taxes receivable	-	81,031
Deferred taxes	105,589	114,058
Prepaid expenses and other	93,977	23,279
Total current assets	5,278,164	4,851,036

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,921,367	1,911,695
Training courses	432,375	432,375
Production equipment and software	459,855	434,148
Office equipment and software	193,332	193,332
Sales and marketing equipment	232,468	232,468
Research and development equipment and software	78,157	78,157
Less accumulated depreciation	(997,598)	(876,582)
Total property and equipment, net	2,637,888	2,723,525

OTHER ASSETS:
Patents, net	82,892	102,252
Deposits and other	24,490	9,314
Deferred taxes, long term	4,664	7,282
Total other assets	112,046	118,848

Total assets	$8,028,098	$7,693,409

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$292,377	$222,976
Term loan payable, current portion	37,199	36,147
Customer deposits	97,094	92,870
Accrued expenses	239,503	274,996
Deferred revenue, current portion	74,789	89,179
Reserve for warranty expense	37,500	33,100
Total current liabilities	778,462	749,268

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,474,874	1,493,793

DEFERRED REVENUE, net of current portion	12,273	19,163

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,544,994	4,533,012
Retained earnings	1,217,495	898,173
Total stockholders' equity	5,762,489	5,431,185

Total liabilities and stockholders' equity	$8,028,098	$7,693,409

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES:	2016	2015	2016	2015
Product sales	$2,025,865	$2,001,878	$4,125,995	$3,952,195
Royalties	234,368	137,915	325,888	201,205
Rental income	27,782	26,569	55,564	53,040
Total	2,288,015	2,166,362	4,507,447	4,206,440

COST OF SALES	1,086,716	1,068,714	2,174,461	2,137,693

GROSS PROFIT	1,201,299	1,097,648	2,332,986	2,068,747

OPERATING EXPENSES:
Research and development	259,854	282,479	532,401	557,729
Sales and marketing	375,635	417,686	694,743	828,247
General and administrative	308,600	265,607	607,746	600,166
Total	944,089	965,772	1,834,890	1,986,142

OPERATING INCOME	257,210	131,876	498,096	82,605

OTHER INCOME (EXPENSE):
Interest income	5,535	3,855	7,893	7,345
Bad debt recovery	1,500	4,000	4,500	6,000
Interest expense	(17,540)	(18,143)	(34,966)	(35,639)
Total	(10,505)	(10,288)	(22,573)	(22,294)

NET INCOME BEFORE PROVISION FOR TAXES	246,705	121,588	475,523	60,311

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(80,718)	(45,239)	(156,201)	(22,821)

NET INCOME	$165,987	$76,349	$319,322	$37,490

NET INCOME PER SHARE, BASIC	$0.07	$0.03	$0.13	$0.02

NET INCOME PER SHARE, DILUTED	$0.07	$0.03	$0.13	$0.01

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116	2,454,116	2,452,456

WEIGHTED AVERAGE SHARES, DILUTED	2,555,030	2,523,581	2,533,953	2,525,805

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2016	2015
Net income	$319,322	$37,490
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	140,646	134,519
Share-based compensation expense	11,982	-
Provision for bad debt	2,500	-
Deferred taxes	11,087	(3,084)
Reserve for warranty expense	4,400	2,000
Changes in operating assets and liabilities-
Accounts receivable	(144,514)	114,649
Inventories	(147,565)	12,105
Income taxes receivable	81,031	14,001
Prepaid expenses and other	(70,698)	(28,284)
Deposits and other	(15,176)	(45,668)
Accounts payable	69,401	(325,416)
Customer deposits	4,224	(8,991)
Accrued expenses	(35,493)	(58,500)
Deferred revenue	(21,280)	12,336
Net cash provided from (used in)
operating activities	209,867	(142,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35,379)	(63,449)
Patent filing expense	-	(2,197)
Net cash (used in) investing activities	(35,379)	(65,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(18,137)	(17,530)
Sale of common stock	-	15,544
Net cash (used in) financing activities	(18,137)	(1,986)

NET INCREASE (DECREASE) IN CASH	156,351	(210,475)

CASH, BEGINNING OF PERIOD	3,227,190	2,749,254

CASH, END OF PERIOD	$3,383,541	$2,538,779

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$34,694	$35,277

Cash paid for income tax	$3,217	$11,904

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At June 30, 2016 and December 31, 2015, inventory consisted of the following:

	2016	2015
Raw materials & deposits	$507,383	$404,104
Work-in-process	70,071	76,903
Finished goods	462,149	408,154
Total gross inventories	1,039,603	889,161
Less reserve for obsolescence	(90,377)	(87,500)
Total net inventories	$949,226	$801,661

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

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  In August 2015, the FASB issued ASU No. 2015-14, which deferred by one year the mandatory effective date of ASU 2014-09.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  We have determined that we will adopt the new revenue standard in 2018.  We do not expect this new standard to have a material impact on our financial statements or related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  This standard requires that deferred income tax liabilities and assets be presented as noncurrent assets or liabilities in the balance sheet.  ASU 2015-17 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early adoption is permitted.  We have determined that we will adopt this new standard in 2017.  We do not expect this new standard to have a material impact on our financial statements or related disclosures, except that our deferred income tax assets will be classified as noncurrent assets.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This update substantially revises standards for the recognition, measurement and presentation of financial instruments.  This standard revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements.  We have determined that we will adopt this new standard in 2018.  We do not expect this new standard to have a material impact on our financial statements or related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for us beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We have determined that we will adopt this new standard in 2019.  We do not expect this new standard to have a material impact on our financial statements or related disclosures.

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

Stock-based compensation expense recognized under ASC 718 for the six months ended June 30, 2016 and 2015 was $11,982 and $0 respectively, which consisted of stock-based compensation expense related to grants of employee stock options.  Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2016 and 2015 was $0 and $0 respectively,

Segment Reporting.   We have concluded that we have two operating segments. Our primary business is as a developer, manufacturer and marketer of portable hand-held breathalyzers and related accessories, supplies and education.  As a result of purchasing our building on October 31, 2014, we have a second segment consisting of renting portions of our building to existing tenants, whose leases expire at various times through December 31, 2017

3.  BASIC AND DILUTED INCOME AND LOSS PER COMMON SHARE

We report both basic and diluted net income per share.  Basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period.  Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period.

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	June 30, 2016	June 30, 2015
Net income	$165,987	$76,349
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	100,914	73,349
Weighted average shares-diluted	2,555,030	2,523,581
Net income per share-basic	$.07	$.03
Net income per share-diluted	$.07	$.03
Antidilutive employee stock options	50,000	-

	Six Months Ended
	June 30, 2016	June 30, 2015
Net income	$319,322	$37,490
Weighted average shares-basic	2,454,116	2,452,456
Effect of dilutive potential common shares	79,837	73,349
Weighted average shares-diluted	2,533,953	2,525,805
Net income per share-basic	$.13	$.02
Net income per share-diluted	$.13	$.01
Antidilutive employee stock options	50,000	-

4.  STOCKHOLDERS’ EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at June 30, 2016:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32 - $8.83	105,500	3.01	$5.67	55,500	$2.81

Of the 55,500 options exercisable as of June 30, 2016, all are incentive stock options. The exercise price of all options granted through June 30, 2016 has been equal to or greater than the fair market value of the Company’s common stock at the time the options were issued.

Options to purchase 50,000 shares of stock at $8.83 apiece were granted during the three months ended March 31, 2016.  Vesting of these options is subject to performance achieved during the years ending December 31, 2018, 2019 and 2020.  No options were granted during the three months ended June 30, 2016.  The provisions of ASC 718-10-55 require the measurement and recognition of compensation expense for all share based payment awards made to our employees and directors, including employee stock options, based on estimated fair values.  Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model.  The BSM option pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk free interest rate and expected dividends.  Share-based compensation cost for the three months ended June 30, 2016 was $4,938 and $0 for the same period in 2015.  Share-based compensation cost for the six months ended June 30, 2016 was $$11,982 and $0 for the same period in 2015.

No options were exercised during the six months ended June 30, 2016. Holders of 6,700 options entitling them to purchase shares of stock at $2.32 apiece exercised their options during the six months ended June 30, 2015.

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

Year	Amount
2016	$18,551
2017	38,576
2018	40,353
2019	42,211
2020	43,979
2021– 2024	1,338,347
Total	1,522,017
Less financing cost	(9,944)
Net term loan payable	1,512,073
Less current portion	(37,199)
Long term portion	$1,474,874

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of June 30, 2016 we had no obligation with respect to contingent severance benefit obligations.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,277,607 at June 30, 2016.

Regulatory Commitments. With respect to our LifeGuard® product, we are subject to regulation by the United States Food and Drug Administration ("FDA").  The FDA provides regulations governing the manufacture and sale of our LifeGuard® product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of June 30, 2016, we had not been inspected by the FDA; however, we believe we are in substantial compliance with all known regulations. We are also subject to regulation by the DOT and by various state departments of transportation so far as our other products are concerned.  We believe that we are in substantial compliance with all known applicable regulations.

6.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to October 31, 2016, and bears interest at a rate equal to the LIBOR daily floating rate of .4116% and .1120% on June 30, 2016 and 2015, respectively, plus 2.5%.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of June 30, 2016 and December 31, 2015.

7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

	Six Months Ended
	June 30, 2016	June 30, 2015
Federal statutory rate	$166,433	$20,506
Effect of:
State taxes, net of federal benefit	(19,414)	3,523
Estimated research and development credit	(9,036)	(3,016)
Other	18,218	1,808
Total	$156,201	$22,821

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

The following sets forth information about the operations of the business segments for the three months ended June 30, 2016 and 2015:

Revenue:	2016	2015
Product Sales	$2,025,865	$2,001,878
Royalties	234,368	137,915
Products Subtotal	2,260,233	2,139,793
Rentals	27,782	26,569
Total	$2,288,015	$2,166,362

Gross profit:
Product Sales	$954,618	$983,197
Royalties	234,368	137,915
Products Subtotal	1,188,986	1,121,112
Rentals	12,313	(23,464)
Total	$1,201,299	$1,097,648

Interest expense:
Product Sales	$9,132	$9,608
Royalties	-	-
Products Subtotal	9,132	9,608
Rentals	8,408	8,535
Total	$17,540	$18,143

Net income (loss) before taxes:
Product Sales	$8,432	$15,672
Royalties	234,368	137,915
Products Subtotal	242,800	153,587
Rentals	3,905	(31,999)
Total	$246,705	$121,588

The following sets forth information about the operations of the business segments for the six months ended June 30, 2016 and 2015:

Revenue:	2016	2015
Product Sales	$4,125,995	$3,952,195
Royalties	325,888	201,205
Products Subtotal	4,451,883	4,153,400
Rentals	55,564	53,040
Total	$4,507,447	$4,206,440

Gross profit:
Product Sales	$1,988,534	$1,864,535
Royalties	325,888	201,205
Products Subtotal	2,314,422	2,065,740
Rentals	18,564	3,007
Total	$2,332,986	$2,068,747

Interest expense:
Product Sales	$18,194	$18,706
Royalties	-	-
Products Subtotal	18,194	18,706
Rentals	16,772	16,933
Total	$34,966	$35,639

Net income (loss) before taxes:
Product Sales	$147,843	$(126,968)
Royalties	325,888	201,205
Products Subtotal	473,731	74,237
Rentals	1,792	(13,926)
Total	$475,523	$60,311

There were no intersegment revenues.

As of June 30, 2016, $966,298 of our assets were used in the Rentals segment, with the remainder, $7,061,800, used in the Products and unallocated segments.

9.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements, except as follows:

i. In July we signed an agreement effective June 30, 2016 to amend the terms of our term loan with Bank of America which will change the interest rate from 4.45% per annum to 4.00% per annum.  The resulting monthly installment payments, commencing in July, will be lowered from $8,801 to $8,417.  No other significant terms of the agreement were amended

ii. As previously reported, one of our rental leases expired on June 30, 2016, which will reduce rental income by $2,048 per month commencing in July.

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

In October 2015 we expanded our Sentinel™ line with the Sentinel™ VA alcohol screening station, a fully automated station to control vehicular access to safety critical facilities, such as mines, refineries, power stations and nuclear facilities.

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

Results of Operations

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Net sales. Our product sales for the quarter ended June 30, 2016 were $2,025,865, an increase of 1% from $2,001,878 for the quarter ended June 30, 2015.  When royalties of $234,368 and rental income of $27,782 are included, total revenues of $2,288,015 increased by $121,653, or 6%, for the quarter ended June 30, 2016 when compared to the same quarter a year ago.  Royalties of $234,368 for the quarter ended June 30, 2016 represented an increase of $96,453 over the $137,915 in the same quarter a year ago as a result of customers selling additional products which incorporated our algorithms.

Gross profit.   Total gross profit for the three months ended June 30, 2016 of $1,201,299 represented an increase of 9% from total gross profit of $1,097,648 for the same period a year earlier primarily as a result of increased sales volume and higher royalties.  Cost of product sales increased from $1,018,681 in Q2 of 2015 to $1,071,247 in Q2 of 2016, or 5%, primarily as a result of increased labor and materials required for the increased sales volume.  In addition, the mix of products differed in this period vs. last year, which contributed to the higher cost of product sales.

Research and development expenses.  Research and development expenses were $259,854 for the quarter ended June 30, 2016, representing a decrease of 8% over the $282,479 in the same quarter a year ago.  This decrease resulted mostly from lower payments to outside vendors.

Sales and marketing expenses.   Sales and marketing expenses of $375,635 for the quarter ended June 30, 2016 represented a decrease of 10% from sales and marketing expenses of $417,686 for the quarter ended June 30, 2015.  This decrease resulted primarily from decreased compensation resulting from personnel changes as well as from lower advertising related expenses.

General and administrative expenses.   General and administrative expenses were $308,600 for the quarter ended June 30, 2016, which represented an increase of 16% over the $265,607 spent in the same quarter a year ago.  This increase results mostly from increases in amortization of an abandoned patent filing, compensation, and outside services.

Other income (expense).  Other income (expense) consisted of an increase in interest income of $1,680 in the quarter ended June 30, 2016, offset by a decrease in bad debt recovery of $2,500.  Interest expense of $17,540 in the current quarter vs. $18,143 in the same period a year ago is the result of the balance of our term loan declining.

Net income.   We realized net income of $165,987 for the quarter ended June 30, 2016 compared to $76,349 for the quarter ended June 30, 2015.  This increase of $89,638 was the result of the increase in gross profit and decreased operating expenses discussed above, offset in part by an increase in income taxes of $35,479.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Net sales. Our product sales for the six months ended June 30, 2016 were $4,125,995, an increase of 4% from $3,952,195 for the same period a year ago.  This increase is attributable to increased sales of products due to increased demand as evidenced by increased customer orders.  When royalties of $325,888 and revenues from rentals of $55,564 are included, total revenues of $4,507,447 increased by $301,007, or 7%, for the six months ended June 30, 2016 when compared to the same six months a year ago.  Royalties of $325,888 for the six months ended June 30, 2016 represented an increase of $124,683 over the $201,205 in the six months a year ago as a result of customers selling additional products which incorporated our algorithms.

Gross profit.  Gross profit for the six months ended June 30, 2016 of $2,332,986 represented an increase of 13% from gross profit of $2,068,747 for the six months ended June 30, 2015 as a result of higher sales as well as higher royalties.  Cost of product sales increased from $2,087,660 in the first six months of 2015 to $2,137,461 in the same period of 2016, or 2%, primarily as a result of increased labor and materials required for the increased sales volume as well as a different sales mix.  In addition, the mix of products differed in this period vs. last year, which contributed to the higher cost of product sales.

Research and development expenses.  Research and development expenses were $532,401 for the six months ended June 30, 2016, representing a decrease of $25,328, or 5%, over the $557,729 in the same period a year ago.  This decrease resulted mostly from lower payments to outside vendors.

Sales and marketing expenses.   Sales and marketing expenses of $694,743 for the six months ended June 30, 2016 represented a decrease of 16% from sales and marketing expenses of $828,247 for the six months ended June 30, 2015.  This decrease resulted primarily from decreased compensation resulting from personnel changes as well as from lower advertising related expenses.

General and administrative expenses.   General and administrative expenses were $607,746 for the six months ended June 30, 2016, which represented an increase of 1% over the $600,166 spent in the same six month period a year ago.  This increase results mostly from increased compensation expenses and from accelerated amortization of an abandoned patent filing.

Other income (expense). Other income (expense) consisted of an increase in interest income of $548 in the six months ended June 30, 2016, offset by a decrease in bad debt recovery of $1,500.  Interest expense of $34,966 in the current period vs. $35,639 in the same period a year ago is the result of the balance of our term loan declining

Net income.   We realized net income of $319,322 for the six months ended June 30, 2016 compared to net income of $37,490 for the same six month period ended June 30, 2015.  This increase of $281,832 was the result of higher revenues and gross profit, as well as decreased operating and other expenses discussed above, offset in part by an increase in income taxes of $133,380.

Trends and Uncertainties That May Affect Future Results

Revenues in the first half of 2016 were higher compared to revenues in 2015.  We believe increased sales efforts may continue to result in improved revenues for the remainder of 2016.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

We have traditionally funded working capital needs through product sales and close management of working capital components of our business.  Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes. In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies.  Although we have been profitable during the last several years, we have also had a few quarters in which we experienced operating losses.  Thus, we expect that operating losses could well occur in the future.  Should that situation arise, we may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms or at all.

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum, secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At June 30, 2016 this credit facility had not been used.  In July we signed an agreement effective June 30, 2016 to amend the terms of our term loan with Bank of America which will change the interest rate from 4.45% per annum to 4.00% per annum.  The resulting monthly installment payments, commencing in July, will be lowered from $8,801 to $8,417.  No other significant terms of the agreement were amended.

Equipment expenditures and building improvements during the six months ended June 30, 2016 were $35,379, compared to $63,449 in the same period a year ago.  We filed patent applications at a cost to us of $2,197 in 2015 versus $0 in the same period in 2016.

As of June 30, 2016, cash was $3,383,541, accounts receivable were $745,831 and current liabilities were $778,462 resulting in a net liquid asset amount of $3,350,910.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended June 30, 2016 and for the quarter ended June 30, 2015, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We did implement a change in internal control as it relates to the preparation of the deferred tax provision; however, we do not believe this was a significant change in our internal control.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of 6,700 options entitling them to purchase shares of stock at $2.32 apiece exercised their options during the six months ended June 30, 2015.  None were exercised during the six months ended June 30, 2016.

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

LIFELOC TECHNOLOGIES, INC.

August 10, 2016	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

August 10, 2016	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document