Form 10-Q
period 2016-09-30
Lifeloc Technologies, Inc
filed 2016-11-14
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at November 10, 2016)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Nine Months Ended September 30, 2016

PART I      FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS

	September 30,
	2016	December 31,
CURRENT ASSETS:	(Unaudited)	2015
Cash	$3,449,969	$3,227,190
Accounts receivable, net	736,391	603,817
Inventories, net	956,362	801,661
Income taxes receivable	28,615	81,031
Deferred taxes	110,650	114,058
Prepaid expenses and other	82,719	23,279
Total current assets	5,364,706	4,851,036

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,921,367	1,911,695
Training courses	432,375	432,375
Production equipment and software	459,855	434,148
Office equipment and software	193,332	193,332
Sales and marketing equipment	232,468	232,468
Research and development equipment and software	78,157	78,157
Less accumulated depreciation	(1,061,075)	(876,582)
Total property and equipment, net	2,574,411	2,723,525

OTHER ASSETS:
Patents, net	90,315	102,252
Deposits and other	48,400	9,314
Deferred taxes, long term	4,567	7,282
Total other assets	143,282	118,848

Total assets	$8,082,399	$7,693,409

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$272,699	$222,976
Term loan payable, current portion	39,930	36,147
Customer deposits	43,353	92,870
Accrued expenses	274,325	274,996
Deferred revenue, current portion	79,285	89,179
Reserve for warranty expense	39,000	33,100
Total current liabilities	748,592	749,268

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,462,353	1,493,793

DEFERRED REVENUE, net of current portion	12,017	19,163

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,551,157	4,533,012
Retained earnings	1,308,280	898,173
Total stockholders' equity	5,859,437	5,431,185

Total liabilities and stockholders' equity	$8,082,399	$7,693,409

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
REVENUES:	2016	2015	2016	2015
Product sales	$1,960,610	$2,002,094	$6,086,605	$5,954,289
Royalties	48,070	130,293	373,958	331,498
Rental income	21,725	26,964	77,289	80,004
Total	2,030,405	2,159,351	6,537,852	6,365,791

COST OF SALES	1,039,810	1,067,254	3,214,271	3,204,947

GROSS PROFIT	990,595	1,092,097	3,323,581	3,160,844

OPERATING EXPENSES:
Research and development	208,085	236,570	740,486	794,299
Sales and marketing	380,448	291,267	1,075,191	1,119,514
General and administrative	251,234	283,261	858,980	883,427
Total	839,767	811,098	2,674,657	2,797,240

OPERATING INCOME	150,828	280,999	648,924	363,604

OTHER INCOME (EXPENSE):
Interest income	1,896	3,223	9,789	10,568
Bad debt recovery	-	3,000	4,500	9,000
Interest expense	(15,438)	(17,818)	(50,404)	(53,457)
Total	(13,542)	(11,595)	(36,115)	(33,889)

NET INCOME BEFORE PROVISION FOR TAXES	137,286	269,404	612,809	329,715

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(46,501)	(80,252)	(202,702)	(103,073)

NET INCOME	$90,785	$189,152	$410,107	$226,642

NET INCOME PER SHARE, BASIC	$0.04	$0.08	$0.17	$0.09

NET INCOME PER SHARE, DILUTED	$0.04	$0.07	$0.16	$0.09

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116	2,454,116	2,453,015

WEIGHTED AVERAGE SHARES, DILUTED	2,527,150	2,523,145	2,532,301	2,524,616

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2016	2015
Net income	$410,107	$226,642
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	205,789	204,855
Share-based compensation expense	18,145	-
Provision for bad debt	5,500	-
Deferred taxes	6,123	509
Reserve for warranty expense	5,900	3,000
Changes in operating assets and liabilities-
Accounts receivable	(138,074)	91,123
Inventories	(154,701)	(152,895)
Income taxes receivable	52,416	55,661
Prepaid expenses and other	(59,440)	(1,233)
Deposits and other	(39,086)	(170,585)
Accounts payable	49,723	(177,423)
Customer deposits	(49,517)	99,330
Accrued expenses	(671)	(15,342)
Deferred revenue	(17,040)	2,381
Net cash provided from
operating activities	289,051	166,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35,379)	(136,722)
Patent filing expense	(8,954)	(24,504)
Net cash (used in) investing activities	(44,333)	(161,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(28,062)	(26,250)
Sale of common stock	-	15,544
Net cash (used in) financing
activities	(28,062)	(10,706)

NET INCREASE (DECREASE) IN CASH	216,656	(5,909)

CASH, BEGINNING OF PERIOD	3,227,190	2,749,254

CASH, END OF PERIOD	$3,449,969	$2,743,345

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$49,997	$52,960

Cash paid for income tax	$131,434	$46,904

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

Lifeloc incorporated in Colorado in December 1983.  We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com, www.lifeguardbreathtester.com, and www.stsfirst.com.  Information contained on our websites does not constitute part of this Form 10-Q.

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
Debt Issuance Costs.  In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03").  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires a retrospective approach to adoption.  As a result of adopting this standard, debt issuance costs have been reclassified in the accompanying balance sheet for December 31, 2015.

Fair Value Measurement.  Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At September 30, 2016 and December 31, 2015, inventory consisted of the following:

	2016	2015
Raw materials & deposits	$533,684	$404,104
Work-in-process	91,019	76,903
Finished goods	424,159	408,154
Total gross inventories	1,048,862	889,161
Less reserve for obsolescence	(92,500)	(87,500)
Total net inventories	$956,362	$801,661

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

Supplies are recognized as sales when they are shipped.  Training revenues are recognized at the time the training occurs.  We have discontinued arranging for customer financing and leasing through unrelated third parties and instead are providing for customer financing and leasing ourselves which we recognize as revenue over the applicable lease term.  Occasionally, we rent used equipment to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.  Revenues from these activities are included in product revenue in our statements of income.  Rental equipment is included in Inventories in our balance sheets and total $16,659 and $16,793 at September 30, 2016 and December 31, 2015 respectively.

Royalty income is recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable and collectability is reasonably assured.

The sales of licenses to our training courses are recognized as revenue at the time of sale.

Rental income from space leased to our tenants is recognized in the month in which it is due, which approximates if it were recognized on a straight-line basis over the term of the related lease.

On occasion we receive customer deposits for future product orders.  Customer deposits are initially recorded as a liability and recognized as revenue when the product is shipped and title has passed to the customer.

Deferred Revenue.  Deferred revenues arise from service contracts and from development contracts.  Revenues from service contracts are recognized on a straight-line basis over the life of the contract, generally one year, and are included in product revenue in our statements of income.  However, there are occasions when they are written for longer terms up to four years.  The revenues from that portion of the contract that extend beyond one year are shown in our balance sheets as long term.  Deferred revenues also result from progress payments received on development contracts; those revenues are recognized when the contract is complete, and are included in product revenue in our statements of income.  All development contracts are for less than one year and all deferred revenues from this source are shown in our balance sheets as short term.

Recent Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements.

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09").  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services."  In August 2015, the FASB issued ASU No. 2015-14, which deferred by one year the mandatory effective date of ASU 2014-09.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  We have determined that we will adopt the new revenue standard in 2018.  We do not expect this new standard to have a material impact on our financial statements or related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17").  This standard requires that deferred income tax liabilities and assets be presented as noncurrent assets or liabilities in the balance sheet.  ASU 2015-17 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early adoption is permitted.  We have determined that we will adopt this new standard in 2017.  We do not expect this new standard to have a material impact on our financial statements or related disclosures, except that our deferred income tax assets will be classified as noncurrent assets.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01").  This update substantially revises standards for the recognition, measurement and presentation of financial instruments.  This standard revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements.  We have determined that we will adopt this new standard in 2018.  We do not expect this new standard to have a material impact on our financial statements or related disclosures.

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

Stock-based compensation expense recognized under ASC 718 for the nine months ended September 30, 2016 and 2015 was $18,145 and $0 respectively, which consisted of stock-based compensation expense related to grants of employee stock options.  Stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2016 and 2015 was $6,163 and $0 respectively.

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

 3.  BASIC AND DILUTED INCOME AND LOSS PER COMMON SHARE

We report both basic and diluted net income per common share.  Basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period.  Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period.

The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended
	September 30, 2016	September 30, 2015
Net income	$90,785	$189,152
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	73,034	69,029
Weighted average shares-diluted	2,527,150	2,523,145
Net income per share-basic	$.04	$.08
Net income per share-diluted	$.04	$.07
Antidilutive employee stock options	-	-

	Nine Months Ended
	September 30, 2016	September 30, 2015
Net income	$410,107	$226,642
Weighted average shares-basic	2,454,116	2,453,015
Effect of dilutive potential common shares	78,185	71,601
Weighted average shares-diluted	2,532,301	2,524,616
Net income per share-basic	$.17	$.09
Net income per share-diluted	$.16	$.09
Antidilutive employee stock options	-	-

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at September 30, 2016:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32 - $8.83	105,500	2.76	$5.67	55,500	$2.81

Of the 55,500 options exercisable as of September 30, 2016, all are incentive stock options. The exercise price of all options granted through September 30, 2016 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued.

Options to purchase 50,000 shares of stock at $8.83 apiece were granted during the three months ended March 31, 2016.  Vesting of these options is subject to performance achieved during the years ending December 31, 2018, 2019 and 2020.  No options were granted during the three months ended September 30, 2016.  The provisions of ASC 718-10-55 require the measurement and recognition of compensation expense for all share based payment awards made to our employees and directors, including employee stock options, based on estimated fair values.  Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model.  The BSM option pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk free interest rate and expected dividends.  Share-based compensation cost for the three months ended September 30, 2016 was $6,163 and $0 for the same period in 2015.  Share-based compensation cost for the nine months ended September 30, 2016 was $18,145 and $0 for the same period in 2015.

No options were exercised during the nine months ended September 30, 2016. Holders of 6,700 options entitling them to purchase shares of stock at $2.32 apiece exercised their options during the nine months ended September 30, 2015.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

 5.  COMMITMENTS AND CONTINGENCIES

In July we signed an agreement effective June 30, 2016 to amend the terms of our term loan with Bank of America which changed the interest rate from 4.45% per annum to 4.00% per annum.  The resulting monthly installment payments, commencing in July, are lowered from $8,801 to $8,417.  No other significant terms of the agreement were amended.

Mortgage Expense. We purchased our facilities in Wheat Ridge, Colorado on October 31, 2014 for $1,949,139 and took out a term loan secured by a first mortgage on the property in the amount of $1,581,106 with Bank of America for a portion of the purchase price.  Effective June 30, 2016 the note was amended to revise the interest rate from 4.45% to 4.00% per annum.  The revised note is payable in 99 equal monthly installments of $8,417, including interest plus a final payment of $1,138,104 (excluding interest) on October 31, 2024.  Our minimum future principal payments on this term loan, by year, are as follows:

Year	Amount
2016	$9,829
2017	40,847
2018	42,534
2019	44,292
2020	45,964
2021 – 2024	1,328,625
Total	1,512,091
Less financing cost	(9,808)
Net term loan payable	1,502,283
Less current portion	(39,930)
Long term portion	$1,462,353

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of September 30, 2016 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Wilkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,434,609 at September 30, 2016.

Regulatory Commitments. With respect to our LifeGuard® product, we are subject to regulation by the United States Food and Drug Administration ("FDA").  The FDA provides regulations governing the manufacture and sale of our LifeGuard® product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of September 30, 2016, we had not been inspected by the FDA; however, we believe we are in substantial compliance with all known regulations. We are also subject to regulation by the DOT and by various state departments of transportation so far as our other products are concerned.  We believe that we are in substantial compliance with all known applicable regulations.

6.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to October 31, 2016, and bears interest at a rate equal to the LIBOR daily floating rate of .41989% and .13350% on September 30, 2016 and 2015, respectively, plus 2.5%.  The agreement was amended September 20, 2016 to increase the amount of the line to $500,000 and the maturity date to June 30, 2017.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of September 30, 2016 and December 31, 2015.

 7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

	Nine Months Ended September 30,
	2016	2015
Federal statutory rate	$213,110	$112,104
Effect of:
State taxes, net of federal benefit	14,599	14,564
Research and development credits	(13,155)	(16,486)
Domestic Production Activities Deduction	(61,281)	(32,972)
Other	49,429	25,863
Total	$202,702	$103,073

8.  BUSINESS SEGMENTS

We currently have two business segments: (i) the sale of physical products, including portable hand-held breathalyzers and related accessories, supplies, education, training ("Product Sales"), and royalties from development contracts with OEM manufacturers ("Royalties" and, together with Product Sales, the "Products" segment), and (ii) rental of a portion of our building (the "Rentals" segment).  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Operating profits for these segments excludes unallocated corporate items.  Administrative and staff costs were commonly used by all business segments and were indistinguishable.

The following sets forth information about the operations of the business segments for the three months ended September 30, 2016 and 2015:

Revenue:	2016	2015
Product Sales	$1,960,610	$2,002,094
Royalties	48,070	130,293
Products Subtotal	2,008,680	2,132,387
Rentals	21,725	26,964
Total	$2,030,405	$2,159,351

Gross profit:
Product Sales	$935,761	$959,070
Royalties	48,070	130,293
Products Subtotal	983,831	1,089,363
Rentals	6,764	2,734
Total	$990,595	$1,092,097

Interest expense:
Product Sales	$10,227	$9,330
Royalties	-	-
Products Subtotal	10,227	9,330
Rentals	5,211	8,488
Total	$15,438	$17,818

Net income before provision for taxes:
Product Sales	$87,663	$144,865
Royalties	48,070	130,293
Products Subtotal	135,733	275,158
Rentals	1,553	(5,754)
Total	$137,286	$269,404

The following sets forth information about the operations of the business segments for the nine months ended September 30, 2016 and 2015:
Revenue:	2016	2015
Product Sales	$6,086,605	$5,954,289
Royalties	373,958	331,498
Products Subtotal	6,460,563	6,285,787
Rentals	77,289	80,004
Total	$6,537,852	$6,365,791

Gross profit:
Product Sales	$2,924,295	$2,823,604
Royalties	373,958	331,498
Products Subtotal	3,298,253	3,155,102
Rentals	25,328	5,742
Total	$3,323,581	$3,160,844

Interest expense:
Product Sales	$28,421	$27,798
Royalties	-	-
Products Subtotal	28,421	27,798
Rentals	21,983	25,659
Total	$50,404	$53,457

Net income before taxes:
Product Sales	$235,506	$18,134
Royalties	373,958	331,498
Products Subtotal	609,464	349,632
Rentals	3,345	(19,917)
Total	$612,809	$329,715

There were no intersegment revenues.

As of September 30, 2016, $660,172 of our assets were used in the Rentals segment, with the remainder, $7,422,227, used in the Products and unallocated segments.

9.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans" or "anticipates" or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled "Risk Factors" in our December 31, 2015 Form 10-K.

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

Lifeloc incorporated in Colorado in December 1983.  We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com, www.lifeguardbreathtester.com and www.stsfirst.com.  Information contained on our websites does not constitute part of this Form 10-K.

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

In October 2014 we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a breathalyzer that tests for Tetrahydrocannabinol (THC), the principal psychoactive constituent in cannabis.  Terms of the grant require us to submit invoices as work is performed, with an anticipated completion date of August 31, 2017. This development effort is ongoing.  They are included in our Statements of Income as reductions in Research and Development cost. No revenue has been recognized from these grant reimbursements.  We received $44,523 of grant reimbursements in the quarter ended September 30, 2016, $47,947 of grant reimbursements in the quarter ended September 30, 2015 and $25,000 of grant reimbursements in the quarter ended December 31, 2014.  There is no assurance that this effort to develop a THC breathalyzer will be successful or that significant sales will result from such development if successful.

On October 31, 2014, we purchased the commercial property the Company uses as its corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 10,670 are currently leased to three tenants under leases that expire at various times ranging from September 30, 2016 to December 31, 2017. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in October 2024.

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

In August 2016 we entered into an exclusive patent license agreement with Sandia Corporation pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse.  SpinDx uses a centrifugal disk with microfluidic flow paths allowing multiple tests to be carried out on a single small sample.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of drugs of abuse.  While we do not believe this license agreement is material at this time, we believe it signifies the beginning of a relationship that could become material to the Company in the future.

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

 Results of Operations

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Net sales. Our product sales for the quarter ended September 30, 2016 were $1,960,610, a decrease of 2% from $2,002,094 for the quarter ended September 30, 2015.  When royalties of $48,070 and rental income of $21,725 are included, total revenues of $2,030,405 decreased by $128,946, or 6%, for the quarter ended September 30, 2016 when compared to the same quarter a year ago.  Royalties of $48,070 for the quarter ended September 30, 2016 represented a decrease of $82,223 over the $130,293 in the same quarter a year ago as a result of customers selling fewer products which incorporated our algorithms.

Gross profit.   Total gross profit for the three months ended September 30, 2016 of $990,595 represented a decrease of 9% from total gross profit of $1,092,097 for the same period a year earlier primarily as a result of decreased sales volume and lower royalties.  Cost of product sales decreased from $1,043,024 in Q3 of 2015 to $1,024,849 in Q3 of 2016, or 2%, primarily as a result of decreased labor and materials required for the decreased sales volume.  In addition, the mix of products differed in this period vs. last year, which contributed to the lower cost of product sales.

Research and development expenses.  Research and development expenses were $208,085 for the quarter ended September 30, 2016, representing a decrease of 12% over the $236,570 in the same quarter a year ago.  This decrease resulted mostly from lower payments to outside vendors as a result of timing differences resulting from the period in which services were rendered.

Sales and marketing expenses.   Sales and marketing expenses of $380,448 for the quarter ended September 30, 2016 represented an increase of 31% from sales and marketing expenses of $291,267 for the quarter ended September 30, 2015.  This increase resulted primarily from increased compensation resulting from personnel additions as well as from increased travel and trade show attendance, offset in part by lower advertising costs.

General and administrative expenses.   General and administrative expenses were $251,234 for the quarter ended September 30, 2016, which represented a decrease of 11% over the $283,261 spent in the same quarter a year ago.  This decrease results mostly from decreases in compensation.
Other income (expense).  Other income (expense) consisted of a decrease in interest income of $1,327 and a decrease in bad debt recovery of $3,000, both as a result of a former loan being fully collected in the quarter ended September 30, 2016.  Interest expense decreased by $2,380 as a result of the outstanding balance on our term loan declining.

Net income.   We realized net income of $90,785 for the quarter ended September 30, 2016 compared to $189,152 for the quarter ended September 30, 2015.  This decrease of $98,367 was the result of the decrease in revenues and the decrease in gross profit and changes in operating expenses discussed above, offset in part by a decrease in income taxes of $33,751.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Net sales. Our product sales for the nine months ended September 30, 2016 were $6,086,605, an increase of 2% from $5,954,289 for the same period a year ago.  This increase is attributable to increased sales of products due to increased demand as evidenced by increased customer orders.  When royalties of $373,958 and revenues from rentals of $77,289 are included, total revenues of $6,537,852 increased by $172,061, or 3%, for the nine months ended September 30, 2016 when compared to the same nine months a year ago.  Royalties of $373,958 for the nine months ended September 30, 2016 represented an increase of $42,460 over the $331,498 in the same period a year ago as a result of customers selling additional products which incorporated our algorithms.  Rental income declined by $2,715, or 3%, from $80,004 in the nine months ended September 30, 2015 to $77,289 in the nine months ended September 30, 2016 as a result of the expiration of a tenant's lease which was not renewed and which we are now using for our operations.

Gross profit.  Gross profit for the nine months ended September 30, 2016 of $3,323,581 represented an increase of 5% from gross profit of $3,160,844 for the nine months ended September 30, 2015 as a result of higher sales as well as higher royalties.  Cost of product sales increased from $3,130,685 in the first nine months of 2015 to $3,162,310 in the same period of 2016, or 1%, primarily as a result of increased labor and materials required for the increased sales volume as well as a different sales mix.

Research and development expenses.  Research and development expenses were $740,486 for the nine months ended September 30, 2016, representing a decrease of $53,813, or 7%, from the $794,299 in the same period a year ago.  This decrease resulted mostly from lower payments to outside vendors and timing differences resulting from the period in which services were rendered.

Sales and marketing expenses.   Sales and marketing expenses of $1,075,191 for the nine months ended September 30, 2016 represented a decrease of 4% from sales and marketing expenses of $1,119,514 for the nine months ended September 30, 2015.  This decrease resulted primarily from decreased compensation resulting from personnel changes as well as from lower advertising related expenses.

General and administrative expenses.   General and administrative expenses were $858,980 for the nine months ended September 30, 2016, which represented a decrease of 3% over the $883,427 spent in the same nine month period a year ago.  This decrease results mostly from decreased compensation expenses offset by accelerated amortization of an abandoned patent filing.

Other income (expense). Other income (expense) consisted of a decrease in interest income of $779 and a decrease in bad debt recovery of $4,500, both as a result of a former loan being fully collected in the quarter, in the nine months ended September 30, 2016 as compared to the same nine months ended September 30, 2015.  Interest expense declined by $3,053 in the nine months ended September 30, 2016 versus the same period a year ago as a result of the outstanding balance on our term loan declining.

Net income.   We realized net income of $410,107 for the nine months ended September 30, 2016 compared to net income of $226,642 for the same nine months ended September 30, 2015.  This increase of $183,465 was the result of higher revenues and gross profit, as well as changes in operating expenses discussed above, offset in part by an increase in income taxes of $99,629.

Trends and Uncertainties That May Affect Future Results

Revenues in the first nine months of 2016 were higher compared to revenues in 2015.  We believe increased sales efforts may continue to result in improved revenues for the remainder of 2016.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America, secured by a first-priority security interest in the property we acquired with the loan. Effective June 30, 2016 the note was amended to revise the interest rate from 4.45% to 4.00% per annum.  In connection with the term loan, we arranged for a one-year line of credit from Bank of America secured by all assets of the Company.  The line of credit was amended September 20, 2016 to increase the amount of the line to $500,000 and the maturity date to June 30, 2017. The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At September 30, 2016 this credit facility had not been used.

Equipment expenditures and building improvements during the nine months ended September 30, 2016 were $35,379, compared to $136,722 in the same period a year ago.  We filed patent applications at a cost to us of $8,954 in 2016 versus $24,504 in the same period in 2015.

As of September 30, 2016, cash was $3,449,969, accounts receivable were $736,391 and current liabilities were $748,592 resulting in a net liquid asset amount of $3,437,768.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter and for the nine months ended September 30, 2016 and for the same periods ended September 30, 2015, warranty costs were not deemed significant.

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

Revenues arising from extended warranty contracts are booked as sales over their life on a straight-line basis. Supplies are recognized as sales when they are shipped.  The sales of licenses to our training courses are recognized as revenue at the time of sale.  We have  mostly discontinued arranging for customer financing and leasing through unrelated third parties and instead are providing for customer financing and leasing ourselves in the majority of cases, which we recognize as revenue over the applicable lease term.  Occasionally, we rent used equipment to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.  Revenues from these activities are included in product revenue in our statements of income.  Rental equipment is included in Inventories in our balance sheets.

Royalty income is recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable and collectability is reasonably assured.

Rental income from space leased to our tenants is recognized in the month in which it is due, which approximates if it were recognized on a straight-line basis over the term of the related lease.

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

 ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We did implement a change in internal control as it relates to the preparation of the deferred tax provision; however, we do not believe this was a significant change in our internal control.

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

 ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of 6,700 options entitling them to purchase shares of stock at $2.32 apiece exercised their options during the nine months ended September 30, 2015.  None were exercised during the nine months ended September 30, 2016.

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

LIFELOC TECHNOLOGIES, INC.

November 14, 2016	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

November 14, 2016	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document