Form 10-K
period 2016-12-31
Lifeloc Technologies, Inc
filed 2017-03-27
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐                            Accelerated filer  ☐                 Non-accelerated filer  ☐                      Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 305,067 shares of common stock held by non-affiliates of the issuer on such date was $1,266,028.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 10, 2017:

Common Stock, no par value	2,454,116

Documents Incorporated by Reference: Items 10, 11, 13 and 14, and a portion of Item 12 of Part III are incorporated by reference from portions of the registrant's Definitive Proxy Statement for the 2017 Annual Shareholders' Meeting, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016.

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

Lifeloc®, Easycal®, Lifeguard®, and Phoenix® are registered trademarks of Lifeloc Technologies, Inc. This report may also contain trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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

Breath Testers

In 1989, we introduced our first breath alcohol tester, the PBA3000. Our Phoenix® Classic was completed and released for sale in 1998, superseding the PBA3000. In turn, the Phoenix® Classic has been superseded by our FC Series and Workplace Series of portable breath alcohol testers, which are discussed below. Neither the PBA3000 nor the Phoenix® Classic is actively sold today.

In 2001, we completed and released for sale our new FC Series, designed specifically for domestic and international law enforcement and corrections markets. The portable breath alcohol testers comprising our FC Series are currently being sold worldwide, having contributed to our growth since their introduction. The FC Series is designed to meet the needs of domestic and international law enforcement for roadside drink/drive testing and alcohol offender monitoring. The FC Series is approved by the U.S. Department of Transportation ("DOT") as an evidential breath tester, making it suitable for sale to state law enforcement agencies for preliminary roadside breath alcohol testing.  The FC Series is routinely updated with firmware, software and component improvements as they become available.  It is readily adaptable to the specific requirements and regulations of domestic and international markets.

In 2005 and 2006, we introduced two new models, the EV30 and Phoenix® 6.0 Evidential Breath Tester ("Phoenix® 6.0"), which constitute our Workplace Series of testing devices.  Like their predecessor, the Phoenix® Classic, and our FC Series, these instruments are DOT approved. The DOT's specifications support the DOT's workplace alcohol testing programs, including those applicable to workplace alcohol testing for the federally regulated transportation industry. We also sell component parts used in alcohol testing devices, such as mouthpieces used by our breathalyzers, as well as forms and labels used for record keeping, and calibration products for user re-calibration of our devices.  We offer optional service agreements on our equipment, re-calibration services, and spare parts, and we sell supporting instrument training and user certification training to our workplace customers.

In 2006, we commenced selling breath alcohol equipment components that we manufacture to other OEMs for inclusion as subassemblies or components in their breath alcohol testing devices.

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

In the third quarter of 2014 we received approval from DOT for our EASYCAL® automatic calibration station for use with our Phoenix ®6.0 Evidential Breath Testers, and we began shipments of the EASYCAL® to our law enforcement, corrections, workplace and international customers.   The EASYCAL® is a first of its kind device that automatically performs breath tester instrument calibration, calibration verification and gas management.  As compared to manual instrument calibration, the EASYCAL® reduces the opportunity for human error, saves time and reduces operating costs.

In October 2014 we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a breathalyzer that tests for Tetrahydrocannabinol ("THC"), the principal psychoactive constituent in cannabis.  In 2016 the breathalyzer development effort was broadened to include the SpinDx technology as a potential detection method.  SpinDx has demonstrated the ability to detect very low levels of THC under laboratory conditions.  Terms of the grant require us to submit invoices as work is performed, with an anticipated completion date of August 31, 2017. This development effort is ongoing.  These reimbursements are included in our Statements of Income as reductions in Research and Development cost. No revenue has been recognized from these grant reimbursements.  We received $25,000, $42,396 and $44,523 of grant reimbursements in 2014, 2015 and 2016 respectively. There is no assurance that this effort to develop a THC breathalyzer will be successful or that significant sales will result from such development if successful.

In October 2015 we expanded our Sentinel™ line with the Sentinel™ VA alcohol screening station, a full automated station to control vehicular access to safety critical facilities, such as mines, refineries, power stations and nuclear facilities.  All drivers entering a secure area can be tested quickly and efficiently.

In August 2016 we entered into an exclusive patent license agreement with Sandia Corporation pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse.  SpinDx uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of drugs of abuse.  While we do not believe this license agreement is material at this time, we believe it signifies the beginning of a relationship that could become material to the Company in the future.

Real Property

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 7,913 are currently leased to two tenants under leases that expire at various times ranging from June 30, 2017 to December 31, 2017. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in October 2024.

Additional Areas of Interest

Consistent with our business goal of providing "near and remote sensing" products and solutions, our acquisition strategy involves purchasing businesses, development resources and assets that are aligned with our areas of interest and that can further aid in our entering additional markets.

In December 2014, we acquired substantially all of the assets of Superior Training Solutions, Inc. ("STS"), a company that develops and sells online drug and alcohol training and refresher courses. The assets we acquired from STS complement our existing drug and alcohol training courses.

On March 8, 2017, we acquired certain assets comprised of: (1) handheld hardware device technology (the "Device"), designed to measure breath alcohol content of the user; and (2) software technology called RADAR Reporting Center designed to allow the Device to be configured and to capture and manage the data being returned from the Device (together with the Device, the "RADAR Assets"). The purchase price under the Asset Purchase Agreement was $860,000.
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

We believe that considerations regarding competition for sales of alcohol monitoring products and services include regulatory approvals, product performance, product delivery, quality, service, training, price, device reliability, ease of use and speed.  We sell certain of our components to customers for incorporation into their own product lines and for resale under their own name.  We believe that, while our resources are more limited than those of our competitors, we will continue to compete successfully on the basis of product innovation, quality, reputation and continued customer service excellence.

One of our leading competitors is Intoximeters, Inc. of St. Louis, Missouri, a long-established company with strong name recognition in the field of alcohol testing.  It has well established sales channels, a large customer base, and a broad product line.  CMI, Inc. of Owensboro, Kentucky, another major competitor, also has a well established name, strong position in stationary units used in police work, and international market coverage.  Drägerwerk AG & Co. KGaA, based in Germany, manufactures safety and gas testing equipment.  Its breath alcohol testers are respected for their quality and performance.

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

Research and Development

Lifeloc defines its business broadly to include "near and remote sensing" applications in markets including those outside of our traditional alcohol testing.  We believe that our future success depends to a large degree on our ability to conceive and develop improved alcohol detection and measurement products, as well as to identify attractive opportunities for growth outside of breath alcohol testing.  Accordingly, we expect to continue to invest in research and development.  We spent $1,037,035 and $1,224,045 during 2016 and 2015, respectively, on research and development. The amount spent in 2016 was lower than the amount spent in 2015 due primarily to timing differences resulting from scheduling of work on various projects.  We expect to increase our emphasis on new product development efforts for existing and new markets.

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

We file for patents, copyrights and trademarks to protect our intellectual property rights to the extent practicable.  We hold the rights to five United States patents and have three patent applications pending, along with international patent applications on our EASYCAL® calibration station.  These patents have expiration dates ranging from October 2020 to September 2031.  In 2015 we filed two utility patent applications related to our volatile substance testing equipment and methods, and we amended two previous filings.  We are not aware of any infringements of our patents.  We act to protect our patents from infringement in each instance where we determine that doing so would be economical in light of the expense involved and the level and availability of our financial resources.  While we believe that each of our pending applications relate to a patentable device or concept, there is no guarantee that the patents will be issued.

We also enter into royalty agreements from time to time. In 2012 we entered into a royalty agreement with an OEM customer which provides for the monthly payment of royalties to us on all products containing certain of our software sold by our customer.  The agreement is of perpetual duration, but is terminable by the OEM customer upon six months' notice. In 2013 we began receiving royalties from another customer as a result of entering into a second royalty agreement, which provides for the monthly payment of royalties to us on all products containing certain of our software sold by our customer. The agreement is of perpetual duration, but is terminable by the customer upon six months' notice or by us upon 12 months notice.

Employees

As of December 31, 2016, we had 32 full-time employees and 3 part-time employees.  We are not a party to any collective bargaining agreements.

Customers

Revenues from our largest customers, as a percentage of total revenues, for 2016 and 2015 were as follows:

	2016	2015
Customer A	7%	8%
Customer B	5%	8%
Customer C	4%	3%
All others	84%	81%
Total	100%	100%

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

Government Regulation of the Business

All breath testers sold in the United States explicitly for personal use are regulated as Class I medical devices by the Food and Drug Administration ("FDA"). These regulations apply to the manufacture and sale of our LifeGuard® product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of December 31, 2016, we had not been inspected by the FDA; however, we believe we were in substantial compliance with applicable FDA regulations.

In connection with its production of cylinders of ethanol in nitrogen for use in calibrating breath alcohol testers (described above under "—Environmental Matters"), Lifeloc has trained on and is following the requirements of OSHA's Hazardous Communications Standard of 2012 (referred to as "HazCom 2012"). Compliance with HazCom 2012 requires providing employee information and training, labeling of chemicals used by Lifeloc and updating MSDS to the new harmonized Safety Data Sheets ("SDS") as they become available. It also requires us to prepare and implement a hazard communication program to follow for workers potentially exposed to hazardous chemicals.

We are also subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the Conforming Products List of Evidential Breath Alcohol Measurement Devices (the "CPL") published periodically in the Federal Register.  Law enforcement applications also require that portable breath testing instruments be included on the CPL.  Lifeloc's FC10, FC20, EV30, Phoenix® and Phoenix® 6.0 are included on the CPL.  We believe that we were in substantial compliance with the regulations described above as of December 31, 2016 for our products sold into these markets and states.

See also Item 1A. Risk Factors – "We are subject to a high degree of regulatory oversight and, if we do not continue to receive the necessary regulatory approvals, our revenues may decline."

International Regulations

Outside of the United States, Lifeloc is subject to applicable regional and foreign regulations. In order to sell our products in the European Union, a CE mark is required, which declares product conformity to relevant directives. Product directives include electromagnetic compatibility and environmental directives which restrict the use of certain hazardous substances in electronic equipment.  Lifeloc has a number of CE marked products and we follow other foreign regulations as they apply.

Many countries into which our products are sold recognize the CPL in their selection criteria or have no regulations applicable to the sale of our products.  In the case of sales into countries that do not recognize the CPL in their selection criteria, our products conform to in-country developed specifications or are not subject to significant government regulation.

State and Local Regulations

In certain states, the results of portable fuel-cell breath testers are admissible as evidence of intoxication in DUI prosecution. In other states, infra-red technology is considered the standard for evidence of intoxication, because of its ability to perform real-time analysis of the entire breath exhalation thereby giving it the ability to detect interference from mouth alcohol. In those states, portable fuel-cell based breath testers are not admissible as evidence of intoxication, although they may still be used to establish "probable cause."

Insurance

We are covered under comprehensive general liability insurance policies, which have per occurrence and aggregate limits of $1 million and $2 million, respectively, and a $5 million umbrella policy.  We maintain customary property and casualty, workers' compensation, employer liability and other commercial insurance policies.

Item 1A.  Risk Factors

You should carefully consider the risk factors described below. If any of the following risk factors actually occur, our business, prospects, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could fall, resulting in the loss of all or part of your investment. You should look at all these risk factors in total. Some risk factors may stand on their own. Some risk factors may affect (or be affected by) other risk factors. You should not assume we have identified these connections. You should not assume that we will always update these and future risk factors in a timely manner. Except as required under applicable securities laws, we are not undertaking any obligation to update these risk factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Sixteen percent of our total sales in 2016 were attributable to three customers, with whom we do not have long-term contracts.  If orders from those customers are not renewed, our revenues may be adversely affected.  Furthermore, at December 31, 2016, our accounts receivable balance included approximately $113,948 or 23% from one customer.

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

We are subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the CPL.  Law enforcement applications also require that portable breath testing instruments be included on the CPL.  Lifeloc's FC10, FC20, EV30, Phoenix® and Phoenix® 6.0 are included on the CPL.  We believe that we were in substantial compliance with the regulations described above as of December 31, 2016 for our products sold into these markets and states. In addition, our LifeGuard® product is regulated as a Class I medical device by the Food and Drug Administration ("FDA").

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

Many state purchases of PBTs are governed by state contracts with competitive price bids, multiple year terms and without guarantees of purchases. Other states prefer to share PBT usage across several vendors, also without guarantees of volume. These state practices limit Lifeloc's ability to retain current business, forecast volumes and win new business. Furthermore, a significant amount of our law enforcement business is concentrated in seven states (Arizona, Arkansas, California, Colorado, Michigan, Idaho and Texas). Loss of this business, or delays or cancellations in purchasing by these states, could seriously impact our law enforcement business.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products.  We maintain product liability insurance to cover us in the event of liability claims, and as of December 31, 2016, no such claims have been asserted or threatened against us.  However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Vern D. Kornelsen, Chairman of our Board of Directors, Secretary, and Chief Financial Officer, beneficially owned approximately 76% of our outstanding common stock as of December 31, 2016.  Through this ownership, Mr. Kornelsen is able to control the composition of our Board and direct our management and policies. Accordingly, Mr. Kornelsen has the direct or indirect power to:

●	amend our bylaws and some provisions of our articles of incorporation; and
●	cause or prevent mergers, consolidations, sales of all or substantially all our assets or other extraordinary transactions.

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

We issue options to purchase shares of our common stock to compensate employees, consultants and directors under our 2013 Stock Option Plan, and we may issue additional shares to raise capital.  Any such issuances will have the effect of further diluting the interest of the holders of our securities.

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

Item 2.  Properties

On October 31, 2014, we purchased the commercial property the Company uses as its corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which approximately 14,412 square feet are occupied by us and approximately 7,913 square feet are currently leased to two tenants under leases that expire at various times ranging from June 30, 2017 to December 31, 2017. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.

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
PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2016, we had 75 shareholders of record. Our common stock is not listed on an established public trading market. Since January 17, 2012, our stock has been quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our shares is LCTC. Trading in our common stock is limited and sporadic. Subject to the foregoing qualification, the following table sets forth the range of bid quotations for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2016	Bid Price	Fiscal 2015	Bid Price
1st Quarter	$6.70– 8.83	1st Quarter	$15.00 – 35.00
2nd Quarter	$4.15 – 7.08	2nd Quarter	$13.80 – 21.00
3rd Quarter	$3.80 – 5.20	3rd Quarter	$13.80 – 24.50
4th Quarter	$4.15 – 14.08	4th Quarter	$8.25 – 17.75

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

Recent Sales of Unregistered Securities

In the quarter ended March 31, 2015, 6,700 options were exercised for total proceeds of $15,544.

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

Recent Developments

On March 8, 2017, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Track Group Inc., a Delaware corporation, and its wholly owned subsidiary Integrated Monitoring Systems, LLC, a Colorado limited liability company. Pursuant to the terms and conditions of the Asset Purchase Agreement, we acquired certain assets comprised of: (1) handheld hardware device technology (the "Device"), designed to measure breath alcohol content of the user; and (2) software technology called RADAR (Real-time Alcohol Detection and Reporting) Reporting Center designed to allow the Device to be configured and to capture and manage the data being returned from the Device (together with the Device, the "RADAR Assets"). The purchase price under the Asset Purchase Agreement was $860,000. Under the Asset Purchase Agreement, we assumed certain liabilities and obligations, including contractual obligations, and various other liabilities and obligations arising out of or relating to the RADAR Assets, including obligations related to current customers of the RADAR Assets. The Asset Purchase Agreement contains customary representations, warranties, and covenants and provides for indemnification rights with respect to a breach of a representation, warranty or covenant by either party.
Results of Operations

For the year ended December 31, 2016 compared to the year ended December 31, 2015.

Revenues. Our product sales for the year ended December 31, 2016 ("FY 16") were $7,888,786, a decrease of 5% from $8,323,913 in the fiscal year ended December 31, 2015 ("FY 15").  This decrease is attributable to decreased sales of products due to decreased demand as evidenced by lower customer orders.  When royalties of $392,603 and revenues from rentals of $99,746 are included, total revenues of $8,381,135 decreased by $445,338, or 5%, for the year ended December 31, 2016 when compared to the year ended December 31, 2015, primarily due to OEM sales to a single customer in 2015 that did not repeat in 2016.  Royalties of $392,603 for the year ended December 31, 2016 represented a decrease of $2,292 over the $394,895 in the same period a year ago as a result of customers selling fewer products which incorporated our algorithms.   Rental income declined by $7,919, or 1%, from $107,665 in the year ended December 31, 2015 to $99,746 in the year ended December 31, 2016 as a result of the expiration of a tenant's lease which was not renewed and which we are now using for our operations.

Gross profit.   Total gross profit for FY 16 of $4,178,406 represented a decrease of 5% from total gross profit of $4,401,367 for FY 15 as a result of decreased sales volume due to OEM sales to a single customer in 2015 that did not repeat in 2016, and as a result of lower royalties and rental income.  Cost of product sales decreased from $4,337,083 in FY 15 to $4,137,206, or 5%, primarily as a result of decreased labor and materials required for the decreased sales volume.

Research and development expenses.  Research and development expenses were $1,037,035 in FY 16, a decrease of $187,010 or 15% from $1,224,045 in FY 15.  The decrease was primarily a result of timing resulting from scheduling of work on various projects.

Sales and marketing expenses. Sales and marketing expenses were $1,359,043 in FY 16, a decrease of $108,301, or 7% from $1,467,344 in FY 15. The decrease resulted mostly from lower expenditures for advertising, for rebates and for incentives as a result of lower sales.

General and administrative expenses. General and administrative expenses were $1,147,349 in FY 16, a decrease of $120,423, or 10%, from $1,267,772 in FY 15. The decrease consisted mostly of decreased compensation and legal fees.

Other income.  Interest income decreased from $14,737 in FY 15 to $13,270 in FY 16 primarily as the result lower balances in installment receivables from customers.  We recovered $4,500 on the Tipping Point, Inc. loan in FY 16 vs. $12,000 in FY 15 as a result of the loan being paid in full in 2016.

Interest expense. In connection with the financing of our building purchase on October 31, 2014 we obtained a 10-year term loan in an initial principal amount of $1,581,106 bearing interest at 4.45% per annum (which was decreased to 4% in 2016) and secured by a first-priority mortgage in the acquired property, as well as a one-year $250,000 line of credit (which was increased to $500,000 in 2016) bearing interest at a rate equal to the LIBOR daily floating rate plus 2.5%, secured by all assets of the Company, from Bank of America. As a result of payments made on the loan, as well as a reduction of the interest rate in July 2016, our interest expense decreased from $70,986 for  FY 15 to $65,963 for FY 16.  There were no borrowings under the line of credit as of December 31, 2016.

Our 2017 operating plan is focused on growing sales, increasing gross profits, increasing our commitment (including additional resources, as appropriate) to research and development and sales force, while increasing profits and positive cash flows.  We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for 2017.  However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows.  Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

In October 2014 we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a breathalyzer that tests for Tetrahydrocannabinol ("THC"), the principal psychoactive constituent in cannabis.  In 2016 the breathalyzer development effort was broadened to include the SpinDx technology as a potential detection method.  SpinDx has demonstrated the ability to detect very low levels of THC under laboratory conditions.  Terms of the grant require us to submit invoices as work is performed, with an anticipated completion date of August 31, 2017.

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2016), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (raised to $500,000 in 2016) from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At December 31, 2016 this credit facility had not been used.

Except for normal operating contractual commitments and purchase orders, and aside from the commitments under our term loan and line of credit with Bank of America, we do not have any material contractual commitments requiring settlement in the future. See "Note 5 – Commitments and Contingencies" to our Financial Statements in Part II - Item 8.

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

As of December 31, 2016, cash was $3,772,064, trade accounts receivable were $495,397 and current liabilities were $720,535 resulting in net liquid assets of $3,546,926.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to seek additional sources of capital and/or to implement cost reduction measures, as necessary.

As a result of expected continuing growth and increased staffing needs, property and equipment expenditures during FY 16 were $42,807 compared to $402,799 for FY 15.  In order to provide for expansion, we purchased our building in October 2014 at a total cost of $1,949,139 (consisting of cash of $368,033 and a 10-year term loan in an initial principal amount of $1,581,106) of which $317,932 was allocated to land.  In 2015 we made major improvements to the building totaling $280,488.  We filed patent applications at a cost to us of $8,954 in 2016 versus $28,168 in 2015.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  In 2014 we began providing a lifetime warranty on fuel cells.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the year ended December 31, 2016 and for the year ended December 31, 2015, warranty costs were not deemed significant.

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

Revenues arising from extended warranty contracts are booked as sales over their life on a straight-line basis. Supplies are recognized as sales when they are shipped.  The sales of licenses to our training courses and the sale of training courses are recognized as revenue at the time of sale.  We have discontinued arranging for customer financing and leasing through unrelated third parties and instead are providing for customer financing and leasing ourselves which we recognize as revenue over the applicable lease term.  Occasionally, we rent used equipment to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.

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

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lifeloc Technologies, Inc.
Wheat Ridge, Colorado

We have audited the accompanying balance sheet of Lifeloc Technologies, Inc. as of December 31, 2016, and the related statements of income, stockholders' equity, and cash flows for the year then ended. Lifeloc Technologies, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lifeloc Technologies, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Causey Demgen & Moore P.C.
Causey Demgen & Moore P.C.

Denver, Colorado
March 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lifeloc Technologies, Inc.
Wheat Ridge, Colorado

We have audited the accompanying balance sheet of Lifeloc Technologies, Inc. as of December 31, 2015, and the related statements of income, stockholders' equity, and cash flows for the year then ended. Lifeloc Technologies, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lifeloc Technologies, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP
Eide Bailly LLP

Denver, Colorado
March 20, 2016

LIFELOC TECHNOLOGIES, INC.
Balance Sheets

ASSETS

	December 31,	December 31,
CURRENT ASSETS:	2016	2015
Cash	$3,772,064	$3,227,190
Accounts receivable, net	495,397	603,817
Inventories, net	835,609	801,661
Income taxes receivable	114,673	81,031
Deferred taxes	106,434	114,058
Prepaid expenses and other	52,072	23,279
Total current assets	5,376,249	4,851,036

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,911,695
Training courses	432,375	432,375
Production equipment and software	456,005	434,148
Office equipment and software	193,332	193,332
Sales and marketing equipment	228,908	232,468
Research and development equipment and software	78,157	78,157
Less accumulated depreciation	(1,112,498)	(876,582)
Total property and equipment, net	2,523,006	2,723,525

OTHER ASSETS:
Patents, net	71,909	102,252
Deposits and other	98,991	9,314
Deferred taxes, long term	3,293	7,282
Total other assets	174,193	118,848

Total assets	$8,073,448	$7,693,409

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$284,590	$222,976
Term loan payable, current portion	40,218	36,147
Customer deposits	51,611	92,870
Accrued expenses	239,833	274,996
Deferred revenue, current portion	64,283	89,179
Reserve for warranty expense	40,000	33,100
Total current liabilities	720,535	749,268

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,455,604	1,493,793

DEFERRED REVENUE, net of current portion	8,665	19,163

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,557,320	4,533,012
Retained earnings	1,331,324	898,173
Total stockholders' equity	5,888,644	5,431,185

Total liabilities and stockholders' equity	$8,073,448	$7,693,409

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statements of Income

	Years Ended December 31,
REVENUES:	2016	2015
Product sales	$7,888,786	$8,323,913
Royalties	392,603	394,895
Rental income	99,746	107,665
Total	8,381,135	8,826,473

COST OF SALES	4,202,729	4,425,106

GROSS PROFIT	4,178,406	4,401,367

OPERATING EXPENSES:
Research and development	1,037,035	1,224,045
Sales and marketing	1,359,043	1,467,344
General and administrative	1,147,349	1,267,772
Total	3,543,427	3,959,161

OPERATING INCOME	634,979	442,206

OTHER INCOME (EXPENSE):
Interest income	13,270	14,737
Bad debt recovery	4,500	12,000
Interest expense	(65,963)	(70,986)
Total	(48,193)	(44,249)

NET INCOME BEFORE PROVISION FOR TAXES	586,786	397,957

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(153,635)	(115,703)

NET INCOME	$433,151	$282,254

NET INCOME PER SHARE, BASIC	$0.18	$0.12

NET INCOME PER SHARE, DILUTED	$0.17	$0.11

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,453,293

WEIGHTED AVERAGE SHARES, DILUTED	2,547,430	2,523,676

See accompanying notes.

Lifeloc Technologies, Inc.
Statement of Stockholders' Equity
Years Ended December 31, 2016 and 2015

	Common Stock		Retained Earnings
	Shares	Amount		Total
BALANCES, DECEMBER 31, 2014	2,447,416	$4,517,468	$615,919	$5,133,387

Net income	-	-	282,254	282,254
Common stock options exercised	6,700	15,544	-	15,544

BALANCES, DECEMBER 31, 2015	2,454,116	4,533,012	898,173	5,431,185

Net income	-	-	433,151	433,151
Stock based compensation expense related to stock options	-	24,308	-	24,308

BALANCES, DECEMBER 31, 2016	2,454,116	$4,557,320	$1,331,324	$5,888,644

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statements of Cash Flows

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2016	2015
Net income	$433,151	$282,254
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	283,165	292,593
Provision for doubtful accounts, net change	(4,500)	17,000
Provision for inventory obsolescence, net change	-	5,000
Deferred taxes, net change	11,613	6,555
Reserve for warranty expense, net change	6,900	-
Stock based compensation expense related to
stock options	24,308	-
Changes in operating assets and liabilities-
Accounts receivable	112,920	234,635
Inventories	(33,948)	138,764
Income taxes receivable	(33,642)	2,244
Prepaid expenses and other	(28,793)	24,280
Deposits and other	(89,677)	50,067
Accounts payable	61,614	(246,594)
Customer deposits and deferred grant revenue	(41,259)	76,852
Accrued expenses	(35,163)	42,866
Deferred revenue	(35,395)	2,104
Net cash provided from
operating activities	631,294	928,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(42,807)	(402,799)
Patent filing expense	(8,954)	(28,168)
Net cash (used in) investing activities	(51,761)	(430,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(34,659)	(35,261)
Sale of common stock	-	15,544
Net cash (used in) financing
activities	(34,659)	(19,717)

NET INCREASE IN CASH	544,874	477,936

CASH, BEGINNING OF PERIOD	3,227,190	2,749,254

CASH, END OF PERIOD	$3,772,064	$3,227,190

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$65,421	$70,353

Cash paid for income tax	$163,337	$106,904

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2016 and 2015

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

Debt Issuance Costs.  In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03").  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires a retrospective approach to adoption.  As a result of adopting this standard, debt issuance costs of $10,215 have been reclassified in the accompanying balance sheet for December 31, 2015 as a reduction of the term loan payable.

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

Cash and Cash Equivalents.   For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2016 and 2015.

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

Concentration of Credit Risk.   Financial instruments with significant credit risk include cash and accounts receivable.  The amount of cash on deposit with two financial institutions exceeded the $250,000 federally insured limit at December 31, 2016 by $3,179,757.  However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

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

Years Ended December 31	2016	2015
Balance, beginning of year	$35,000	$40,000
Provision for estimated losses	5,301	6,530
Write-off of uncollectible accounts	(5,301)	(11,530)
Balance, end of year	$35,000	$35,000

The net accounts receivable balance at December 31, 2016 of $495,397 included an account from one customer of $113,948 (23%), and no more than 6% from any other single customer. The net accounts receivable balance at December 31, 2015 of $603,817 included an account from one customer of $138,909 (23%) and no more than 6% from any other single customer.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At December 31, 2016 and December 31, 2015, inventory consisted of the following:

	2016	2015
Raw materials & deposits	$592,771	$404,104
Work-in-process	42,366	76,903
Finished goods	287,972	408,154
Total gross inventories	923,109	889,161
Less reserve for obsolescence	(87,500)	(87,500)
Total net inventories	$835,609	$801,661

A summary of the activity in our inventory reserve for obsolescence is as follows:
Years Ended December 31	2016	2015
Balance, beginning of year	$87,500	$92,500
Provision for estimated obsolescence	30,134	2,640
Write-off of obsolete inventory	(30,134)	(7,640)
Balance, end of year	$87,500	$87,500

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years; three years for software and technology licenses; 15 years for training courses; 39 years for the cost of the building we purchased in October 2014.  We utilize the double-declining method of depreciation for property and equipment, and the straight-line method of depreciation for software, training courses, and the building, due to the expected usage of these assets over time. These methods are expected to continue throughout the life of the assets.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.  Depreciation expense for the years ended December 31, 2016 and 2015 was $243,326 and $285,688 respectively.

Long-Lived Assets.   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.  Impairments of $0 and $0 were recorded for the years ended December 31, 2016 and 2015 respectively.

Patents.   The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (20 years for utility patents in the United States, and 14 years for design patents).  Amortization expense, including impairments, for the years ended December 31, 2016 and 2015 was $39,297 and $6,272 respectively.  Amortization expense for each of the next 5 years is estimated to be $5,699 per year.  Capitalized costs are expensed if patents are not granted.  We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.  Impairments of $29,386 and $0 were included in amortization expense for the years ended December 31, 2016 and 2015 respectively.  A summary of our patents at December 31, 2016 and 2015 is as follows:

	2016	2015
Patents issued	$22,775	$22,775
Patent applications	74,837	102,802
Accumulated amortization	(25,703)	(23,325)
Total net patents	$71,909	$102,252

Deposits and Other Assets.  We include the long-term portion of installment receivables, the long term portion of prepaid consulting, and the long-term portion of deferred financing loan costs with deposits.  Deferred loan costs are amortized over the 20-year life of the term loan on a straight line basis, which approximates the effective interest method.  Total amortization during the years ended December 31, 2016 and 2015 was $542 and $633, respectively, and is included within interest expense on the statements of income.

Accrued Expenses.  We have accrued various expenses in our December 31 balance sheets, as follows.

	2016	2015
Compensation	$135,585	$176,219
Property and other taxes	49,092	51,071
Rebates	37,562	47,706
State income tax	12,408	-
Interest	5,186	-
	$239,833	$274,996

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

Years Ended December 31	2016	2015
Balance, beginning of year	$33,100	$33,100
Provision for estimated warranty claims	46,980	21,277
Claims made	(40,080)	(21,277)
Balance, end of year	$40,000	$33,100

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  For the years ended December 31, 2016 and 2015, we did not have any interest or penalties or any significant uncertain tax positions.

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

The sales of licenses to our training courses and the sale of training courses are recognized as revenue at the time of sale.

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

Grants.  We apply for and receive job training and other grants.  In September 2014 we were notified that we had been awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a marijuana breathalyzer that is currently under development.  Grants are recognized as reductions of expense when received.  In 2016 and 2015, we received expense reimbursement grants of $44,523 and $42,396 respectively.

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

Stock-based compensation expense recognized under ASC 718 for years 2016 and 2015 was $24,308 and $0 respectively.  Stock-based compensation expense related to employee stock options under ASC 718 for 2013 is allocated to General and Administrative Expense when incurred.

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

Basic and Diluted Income and Loss per Common Share.  Net income or loss per share is calculated in accordance with ASC Topic 260, Earnings Per Share ("ASC 260").  Under the provisions of ASC 260, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  Dilution from potential common shares outstanding at December 31, 2016 and 2015 was $0.01 and $0.01 per share, respectively.

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

The following table presents the calculation of basic and diluted net income per common share:

	Years Ended
	December 31, 2016	December 31, 2015
Net income	$433,151	$282,254
Weighted average shares-basic	2,454,116	2,453,293
Effect of dilutive potential common shares	93,314	70,383
Weighted average shares-diluted	2,547,430	2,523,676
Net income per share-basic	$.18	$.12
Net income per share-diluted	$.17	$.11
Antidilutive employee stock options	-	-

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

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends.  Options to purchase 50,000 shares of stock at $8.83 apiece were granted in 2016.  No employee stock options were granted in 2015.

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

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended December 31, 2016 and 2015 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2014	92,000	$2.66
Granted	-	-
Exercised	(6,700)	-
Forfeited/expired	(6,300)	-
BALANCE AT DECEMBER 31, 2015	79,000	$2.67
Granted	50,000	-
Exercised	-	-
Forfeited/expired	(43,500)	-
BALANCE AT DECEMBER 31, 2016	85,500	$6.13

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2016:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32	35,500	1.75	$2.32	35,500	$2.32
$8.83	50,000	4.08	$8.83	-	-
	85,500			35,500

Of the 35,500 options exercisable as of December 31, 2016, all are incentive stock options. The exercise price of all options granted through December 31, 2016 has been equal to or greater than the fair market value, as determined by the Board.  As of December 31, 2016, 31,000 options exercisable for our common stock remain available for grant under the 2013 Plan.

Options to purchase 50,000 shares of stock at $8.83 apiece were granted during the year ended December 31, 2016.  Vesting of these options is subject to performance achieved during the years ending December 31, 2018, 2019 and 2020.   The provisions of ASC 718-10-55 require the measurement and recognition of compensation expense for all share based payment awards made to our employees and directors, including employee stock options, based on estimated fair values.  Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model.  The BSM option pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk free interest rate and expected dividends.  For the options granted in 2016, the pricing model assumptions were: risk-free interest rate 1.46%, expected life 5 years, expected volatility 28.67%, expected dividend rate 0%. Applying these assumptions resulted in a fair value of $123,269, which will result in stock option expense of $2,054 per month through December 31, 2020 being charged against operations with a corresponding credit to capital. Share-based compensation cost for the year ended December 31, 2016 was $24,308 and $0 for the same period in 2015.

No options were exercised during the year ended December 31, 2016. Holders of 6,700 options entitling them to purchase shares of stock at $2.32 apiece exercised their options during the year ended December 31, 2015.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

5.  COMMITMENTS AND CONTINGENCIES

Mortgage Expense. We purchased our facilities in Wheat Ridge, Colorado on October 31, 2014 for $1,949,139 and took out a term loan secured by a first mortgage on the property in the amount of $1,581,106 with Bank of America for a portion of the purchase price.  Effective June 30, 2016 the note was amended to revise the interest rate from 4.45% to 4.00% per annum.  The revised note is payable in 99 equal monthly installments of $8,417, including interest, plus a final payment of $1,138,104 (excluding interest) on October 31, 2024.  Our minimum future principal payments on this term loan, by year, are as follows:

Year	Amount

2017	$40,707
2018	42,388
2019	44,140
2020	45,807
2021	47,856
2022 - 2024	1,284,597
Total	1,505,495
Less financing cost	(9,673)
Net term loan payable	1,495,822
Less current portion	(40,218)
Long term portion	$1,455,604

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of December 31, 2016 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,354,198 at December 31, 2016.

Regulatory Commitments. With respect to our LifeGuard® product, we are subject to regulation by the United States Food and Drug Administration ("FDA").  The FDA provides regulations governing the manufacture and sale of our LifeGuard® product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of December 31, 2016, we had not been inspected by the FDA; however, we believe we are in substantial compliance with all known regulations. We are also subject to regulation by the DOT and by various state departments of transportation so far as our other products are concerned.  We believe that we are in substantial compliance with all known applicable regulations.

6.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2017, and bears interest at a rate equal to the LIBOR daily floating rate of .6882% and .3661% on December 31, 2016 and 2015, respectively, plus 2.5%.  The agreement was amended September 20, 2016 to increase the amount of the line to $500,000 and the maturity date to June 30, 2017.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of December 31, 2016 and December 31, 2015.

7.  INCOME TAXES

We account for income taxes under ASC 740, which requires the use of the liability method.  ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  We have a Federal General Business Credit carryover available for 2017 of $23,923.

Our income tax provision is summarized below:

Years Ended	December 31, 2016	December 31, 2015
Current:
Federal	$114,335	$88,671
State	27,686	20,477
Total current	142,021	109,148
Deferred:
Federal	10,199	5,756
State	1,415	799
Total deferred	11,614	6,555
Total	$153,635	$115,703

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	December 31, 2016	December 31, 2015
Federal statutory rate	$193,896	$143,412
Effect of:
State taxes, net of federal tax benefit	29,101	21,276
Research & development credit	(67,330)	(54,741)
Other	(2,032)	5,756
Total	$153,635	$115,703

The components of the deferred tax asset are as follows:

	Years Ended December 31,
Current Deferred Tax Assets:	2016	2015
Bad debt reserve	$13,300	$15,010
Inventory reserve	33,250	33,250
Accrued vacation	20,256	19,332
Deferred income	24,428	33,888
Warranty reserve	15,200	12,578
Total current deferred tax assets	106,434	114,058
Long Term Deferred Tax Assets:
Deferred income	3,293	7,282
Total Deferred Tax Assets	$109,727	$121,340

Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before 2013 or state examinations for years before 2012.

9.  LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at December 31, 2016 or December 31, 2015, and therefore made no accruals for legal proceedings in either 2016 or 2015.

10.  MAJOR CUSTOMERS/SUPPLIERS

We depend on sales that are generated from our customers' ongoing usage of alcohol testing instruments.

One customer contributed 7% ($625,874) to our total sales in 2016, a second customer contributed 5% ($385,840), a third customer contributed 4% ($369,815), and no other customer contributed more than 3%.  One customer contributed 8% ($737,834) to our total sales in 2015, a second customer contributed 8% ($734,352), a third customer contributed 3% ($307,259), and no other customer contributed more than 3%.  In making this determination, we considered the federal government, state governments, local governments, and foreign governments each as a single customer.

In 2016, we depended upon three vendors for approximately 24% of our purchases (three vendors and 19% respectively in 2015).

11.  DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We have adopted a 401(k) Profit Sharing Plan ("401(k) Plan") which covers all full-time employees who have completed 3 months of full-time continuous service and are age eighteen or older. Participants may defer up to 100% of their gross pay up to 401(k) Plan limits.  Participants are immediately vested in their contributions.  We make monthly discretionary matching contributions of 3% of the total payroll of the participating employees.  In 2016 and 2015 we contributed $45,142 and $50,223 respectively.  The participants vest in Company contributions based on years of service, with a participant fully vested after six years of credited service.

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

Operating profits for these segments exclude unallocated corporate items.  Administrative and staff costs were commonly used by all business segments and were indistinguishable.

The following sets forth information about the operations of the business segments for the years ended December 31, 2016 and 2015:

Revenue:	2016	2015
Product Sales	$7,888,786	$8,323,913
Royalties	392,603	394,895
Products Subtotal	8,281,389	8,718,808
Rentals	99,746	107,665
Total	$8,381,135	$8,826,473

Gross profit:
Product Sales	$3,751,580	$3,986,830
Royalties	392,603	394,895
Products Subtotal	4,144,183	4,381,725
Rentals	34,223	19,642
Total	$4,178,406	$4,401,367

Interest expense:
Product Sales	$38,582	$36,584
Royalties	-	-
Products Subtotal	38,582	36,584
Rentals	27,381	34,402
Total	$65,963	$70,986

Net income before taxes:
Product Sales	$187,341	$17,822
Royalties	392,603	394,895
Products Subtotal	579,944	412,717
Rentals	6,842	(14,760)
Total	$586,786	$397,957

There were no intersegment revenues.

At December 31, 2016, $667,717 of our assets were used in the Rentals segment, with the remainder, $7,405,731, used in the Products and unallocated segments.

Future rental income and related expenses will depend on whether existing leases are renewed. Minimum base rents for leases in place at December 31, 2016 are scheduled to be $75,627 in 2017.

14.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements, except as follows.
On March 8, 2017 we acquired certain assets known as the RADAR Assets, which included handheld hardware device technology (the "Device") for measuring the breath alcohol content of the user and software technology designed to allow the Device to be configured and to capture and manage the data being returned from the Device for $860,000 cash.
Based on Level 3 inputs which consisted of estimates of cost to manufacture the devices, future cash flows, and cost of filing patent applications, the purchase price was allocated as follows:
Reporting Center Software	$396,948
Devices	350,552
Patents	100,000
Production Equipment	12,500
Total	$860,000

The Reporting Center Software and the Patents will be depreciated over 15 years using the straight line method, and the Devices and Production Equipment will be depreciated over 5 years using the double declining balance method.  Amortization expense for 2017 is estimated to be $27,608, and for the next 4 years it is estimated to be $33,130 per year.  Depreciation expense will vary by year.  For 2017 it is estimated to be $60,508.  Revenues are generated by renting or selling devices to direct customers as well as resellers, and are recognized as earned revenue at the time of sale or usage.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the "Exchange Act").  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Internal Control over Financial Reporting

(a)	Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2014.  Based on our evaluation under the framework in Internal Control-Integrated Framework issued by the COSO in 2014, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

(c)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2017 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2016.

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2017 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2017 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2016.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	85,500	$6.13	31,000
Equity compensation plans not approved by security holders	-	-	-
Total	85,500	$6.13	31,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2017 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2016.

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2017 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2016.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our financial statements are provided under Item 8 of this Annual Report.

(b) The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated as of March 8, 2017, by and among Lifeloc Technologies, Inc., Integrated Monitoring Systems, LLC, and Track Group Inc. (5)
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (4)
4.1	Form of Certificate representing Common Stock (1)
10.1†	2002 Stock Option Plan (1)
10.2	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.3	Form of Standard Distribution Agreement (1)
10.4	Asset Purchase Agreement by and between Lifeloc Technologies, Inc. and Superior Training Solutions, Inc., dated December 1, 2014 (2)
10.5	Purchase Agreement by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated August 13, 2014 (2)
10.6	Loan Agreement with Bank of America (Term Loan), dated October 29, 2014 (2)
10.7	Deed of Trust with Bank of America, dated October 29, 2014 (2)
10.8	Security Agreement with Bank of America, dated October 29, 2014 (2)
10.9	Loan Agreement with Bank of America (Line of Credit), dated October 29, 2014 (2)
10.10†	2013 Stock Option Plan (3)
10.11†	Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated January 18, 2016 (3)
23.1*	Consent of Eide Bailly LLP (contained in Item 8. Financial Statements and Supplementary Data - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, in this Annual Report)
23.2*
Consent of Causey Demgen & Moore P.C. (contained in Item 8.  Financial Statements and Supplementary Data - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDED DECEMBER 31, 2016, in this Annual Report)

31.1*	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2*	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1) Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.
(2) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2014.
(3) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2014.
(4) Incorporated by reference to our Current Report on Form 8-K filed on March 2, 2017.
(5) Incorporated by reference to our Current Report on Form 8-K filed on March 10, 2017.
*   Filed herewith.
†   Indicates a management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2017

LIFELOC TECHNOLOGIES, INC.

By:	/s/ Wayne R. Willkomm
Wayne R. Willkomm
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne R. Willkomm	March 27, 2017
Wayne R. Willkomm
Chief Executive Officer and President (Principal Executive Officer) Director

/s/ Vern D. Kornelsen	March 27, 2017
Vern D. Kornelsen
Chief Financial Officer (Principal Financial Officer) Director

/s/ Kristie L. LaRose	March 27, 2017
Kristie L. LaRose Controller (Principal Accounting Officer)

/s/ Robert Greenlee	March 27, 2017
Robert Greenlee Director

/s/ Donald E. Siecke	March 27, 2017
Donald E. Siecke Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated as of March 8, 2017, by and among Lifeloc Technologies, Inc., Integrated Monitoring Systems, LLC, and Track Group Inc. (5)
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (4)
4.1	Form of Certificate representing Common Stock (1)
10.1†	2002 Stock Option Plan (1)
10.2	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.3	Form of Standard Distribution Agreement (1)
10.4	Asset Purchase Agreement by and between Lifeloc Technologies, Inc. and Superior Training Solutions, Inc., dated December 1, 2014 (2)
10.5	Purchase Agreement by and between Lifeloc Technologies, Inc. and Ward West Properties LLC, dated August 13, 2014 (2)
10.6	Loan Agreement with Bank of America (Term Loan), dated October 29, 2014 (2)
10.7	Deed of Trust with Bank of America, dated October 29, 2014 (2)
10.8	Security Agreement with Bank of America, dated October 29, 2014 (2)
10.9	Loan Agreement with Bank of America (Line of Credit), dated October 29, 2014 (2)
10.10†	2013 Stock Option Plan (3)
10.11†	Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated January 18, 2016 (3)
23.1*	Consent of Eide Bailly LLP (contained in Item 8. Financial Statements and Supplementary Data - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, in this Annual Report)
23.2*
Consent of Causey Demgen & Moore P.C. (contained in Item 8.  Financial Statements and Supplementary Data - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDED DECEMBER 31, 2016, in this Annual Report)

31.1*	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2*	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.
(1) Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.
(2) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2014.
(3) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2014.
(4) Incorporated by reference to our Current Report on Form 8-K filed on March 2, 2017.
(5) Incorporated by reference to our Current Report on Form 8-K filed on March 10, 2017.
*   Filed herewith.
†   Indicates a management contract or compensatory plan or arrangement.