Form 10-Q
period 2017-03-31
Lifeloc Technologies, Inc
filed 2017-05-12
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at May 7, 2017)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2017

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS

	March 31,
	2017	December 31,
CURRENT ASSETS:	(Unaudited)	2016
Cash	$2,593,724	$3,772,064
Accounts receivable, net	757,249	495,397
Inventories, net	911,271	835,609
Income taxes receivable	101,850	114,673
Prepaid expenses and other	101,657	52,072
Total current assets	4,465,751	5,269,815

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection and Recognition equipment and software	569,448	-
Production equipment and software	468,505	456,005
Training courses	432,375	432,375
Office equipment and software	203,614	193,332
Sales and marketing equipment	228,908	228,908
Research and development equipment and software	116,670	78,157
Less accumulated depreciation	(1,172,132)	(1,112,498)
Total property and equipment, net	3,094,115	2,523,006

OTHER ASSETS:
Real-time Alcohol Detection and Recognition equipment	178,052	-
Patents, net	177,644	71,909
Deposits and other	100,548	98,991
Deferred taxes	92,527	109,727
Total other assets	548,771	280,627

Total assets	$8,108,637	$8,073,448

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$242,544	$284,590
Term loan payable, current portion	40,782	40,218
Customer deposits	53,847	51,611
Accrued expenses	249,381	239,833
Deferred revenue, current portion	58,343	64,283
Reserve for warranty expense	41,500	40,000
Total current liabilities	686,397	720,535

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,441,680	1,455,604

DEFERRED REVENUE, net of current portion	7,759	8,665

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,563,484	4,557,320
Retained earnings	1,409,317	1,331,324
Total stockholders' equity	5,972,801	5,888,644

Total liabilities and stockholders' equity	$8,108,637	$8,073,448

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended March 31,
REVENUES:	2017	2016
Product sales	$1,882,189	$2,100,130
Royalties	79,825	91,520
Rental income	22,457	27,782
Total	1,984,471	2,219,432

COST OF SALES	1,019,592	1,087,745

GROSS PROFIT	964,879	1,131,687

OPERATING EXPENSES:
Research and development	196,368	272,547
Sales and marketing	339,644	319,108
General and administrative	303,594	299,146
Total	839,606	890,801

OPERATING INCOME	125,273	240,886

OTHER INCOME (EXPENSE):
Interest income	1,416	2,358
Bad debt recovery	-	3,000
Interest expense	(15,124)	(17,426)
Total	(13,708)	(12,068)

NET INCOME BEFORE PROVISION FOR TAXES	111,565	228,818

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(33,572)	(75,483)

NET INCOME	$77,993	$153,335

NET INCOME PER SHARE, BASIC	$0.03	$0.06

NET INCOME PER SHARE, DILUTED	$0.03	$0.06

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,536,710	2,474,667

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2017	2016
Net income	$77,993	$153,335
Adjustments to reconcile net income to net cash
provided by (used in) operating activities-
Depreciation and amortization	61,752	72,920
Provision for doubtful accounts, net change	1,500	5,000
Provision for inventory obsolescence, net change	(43,417)	-
Deferred taxes, net change	17,200	5,259
Reserve for warranty expense, net change	1,500	2,900
Stock based compensation expense related to stock options	6,164	7,044
Changes in operating assets and liabilities-
Accounts receivable	(263,351)	(128,503)
Inventories	(32,246)	(75,250)
Income taxes receivable	12,823	67,857
Prepaid expenses and other	(49,585)	(57,642)
Deposits and other	(1,557)	(544)
Accounts payable	(42,046)	158,162
Customer deposits and deferred grant revenue	2,236	(3,044)
Accrued expenses	9,548	(102,373)
Deferred revenue	(6,846)	(5,352)
Net cash provided from (used in)
operating activities	(248,332)	99,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(48,795)	(6,663)
Cash paid for software acquired in asset acquisition	(396,948)	-
Cash paid for equipment acquired in asset acquisition	(363,052)	-
Cash paid for patents and patent applications acquired in
asset acquisition	(100,000)	-
Patent filing expense	(7,717)	-
Net cash (used in) investing activities	(916,512)	(6,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(13,496)	(9,113)
Net cash (used in) financing
activities	(13,496)	(9,113)

NET INCREASE (DECREASE) IN CASH	(1,178,340)	83,993

CASH, BEGINNING OF PERIOD	3,772,064	3,227,190

CASH, END OF PERIOD	$2,593,724	$3,311,183

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$14,988	$17,155

Cash paid for income tax	$12,408	$-

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of March 31, 2017 and December 31, 2016, and the results of operations and cash flows for the quarter ended March 31, 2017.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2016 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Deferred Taxes.  In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17").  This standard requires that deferred income tax assets and liabilities be presented as noncurrent assets or liabilities in the balance sheet.  ASU 2015-17 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either prospectively to all deferred tax assets or liabilities or retrospectively to all periods presented.  Early adoption is permitted.  We have adopted this new standard in 2017.  As a result of adopting this standard, current deferred taxes of $109,265 have been reclassified in the accompanying balance sheet for March 31, 2016 as non-current.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At March 31, 2017 and December 31, 2016, inventory consisted of the following:

	2017	2016
Raw materials & deposits	$689,986	$592,771
Work-in-process	22,989	42,366
Finished goods	242,379	287,972
Total gross inventories	955,354	923,109
Less reserve for obsolescence	(44,083)	(87,500)
Total net inventories	$911,271	$835,609

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
Revenue Recognition.  In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  We adopted this ASU on January 1, 2017.
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

Supplies are recognized as sales when they are shipped.  Training revenues are recognized at the time the training occurs.  We have discontinued arranging for customer financing and leasing through unrelated third parties and instead are providing for customer financing and leasing ourselves, which we recognize as revenue over the applicable lease term.  Occasionally, we rent used equipment to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.  Revenues from these activities are included in product revenue in our statements of income.

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

Rental income from Real-time Alcohol Detection and Recognition equipment is recognized in the month in which it is due, which approximates if it were recognized on a straight-line basis over the term of the related rental agreement.

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

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09").  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services."  In August 2016, the FASB issued ASU No. 2016-14, which deferred by one year the mandatory effective date of ASU 2014-09.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  We have not determined when we will adopt the new revenue standard or selected the transition method that we will apply upon adoption.  We do not expect this new standard to have a material impact on our financial statements or related disclosures.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  We used the Black-Scholes option-pricing model to determine fair value. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2017 and 2016 was $6,164 and $7,044 respectively, which consisted of stock-based compensation expense related to grants of employee stock options, and which is allocated to General and Administrative Expense when incurred.

Segment Reporting.   We have concluded that we have two operating segments, including our primary business which is as a developer, manufacturer, lessor and marketer of portable hand-held breathalyzers and related accessories, supplies and education.  As a result of purchasing our building on October 31, 2014, we have a second segment consisting of renting portions of our building to existing tenants, whose leases expire at various times until December 31, 2017.

3.  ASSET ACQUISITION

In March 2017 we acquired all of the assets related to Real-time Alcohol Detection and Recognition ("R.A.D.A.R.") from Track Group, Inc. ("TRCK") for $860,000 in cash.  Based on Level 3 inputs, which consisted of estimates of future cash flows, return on investment analyses, and replacement costs, the purchase price was allocated as follows:

Asset	Allocation	Depreciable Life and Method	Estimated Future Annual Depreciation
Software	$396,948	15 years; straight line	$26,463
Rental equipment	172,500	5 years; double declining balance	Varies
Rental equipment not yet in service	178,052	5 years; double declining balance	Varies
Patents and patent applications	100,000	15 years; straight line	$6,667
Production equipment	12,500	5 years; double declining balance	Varies
Total	$860,000

The purpose of this acquisition was to expand our offering of substance abuse monitoring services.

4.  BASIC AND DILUTED NET INCOME AND LOSS PER COMMON SHARE

We report both basic and diluted net income or loss per share.  Basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income	$77,993	$153,335
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	82,594	20,551
Weighted average shares-diluted	2,536,710	2,474,667
Net income (loss) per share-basic	$.03	$.06
Net income (loss) per share-diluted	$.03	$.06
Antidilutive employee stock options	50,000	50,000

5.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2017:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32 - $8.83	60,000	3.44	$7.75	10,000	$2.32

Of the 10,000 options exercisable as of March 31, 2017, all are incentive stock options. The exercise price of all options granted through March 31, 2017 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued.

Options to purchase 50,000 shares of stock at $8.83 apiece were granted during the three months ended March 31, 2016.  Vesting of these options is subject to performance achieved during the years ending December 31, 2018, 2019 and 2020.  No options were granted during the three months ended March 31, 2017.

No options were exercised during the three months ended March 31, 2017 or during the three months ended March 31, 2016.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

 6.  COMMITMENTS AND CONTINGENCIES

Mortgage Expense. We purchased our facilities in Wheat Ridge, Colorado on October 31, 2014 for $1,949,139 and took out a term loan secured by a first mortgage on the property in the amount of $1,581,106 with Bank of America for a portion of the purchase price.  Effective June 30, 2016 the note was amended to revise the interest rate from 4.45% to 4.00% per annum.  The revised note is payable in 99 equal monthly installments of $8,417, including interest, plus a final payment of $1,142,024 (including interest) on October 31, 2024.  Our minimum future principal payments on this term loan, by year, are as follows:

Year	Amount

2017	$30,583
2018	42,535
2019	44,292
2020	45,964
2021	48,021
2022 – 2024	1,280,604
Total	1,491,999
Less financing cost	(9,537)
Net term loan payable	1,482,462
Less current portion	(40,782)
Long term portion	$1,441,680

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of March 31, 2017 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,309,622 at March 31, 2017.

Regulatory Commitments. With respect to our LifeGuard® product, we are subject to regulation by the United States Food and Drug Administration ("FDA").  The FDA provides regulations governing the United States domestic sale of our LifeGuard® product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  As of March 31, 2017, we had not been inspected by the FDA; however, we believe we are in substantial compliance with all known regulations. United States domestic sales of the LifeGuard® product ceased as of March 10, 2017 and it is not considered a medical device in the markets where it is exported.  We are also subject to regulation by the U.S. Department of Transportation ("DOT") and by various state departments of transportation so far as our other products are concerned.  We believe that we are in substantial compliance with all known applicable regulations.

7.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2017, and bears interest at a rate equal to the LIBOR daily floating rate, which was.92167% and .3831% as of March  31, 2017 and 2016, respectively, plus 2.5%.  The agreement was amended September 20, 2016 to increase the amount of the line to $500,000 and extend the maturity date to June 30, 2017.  The revolving line of credit facility is secured by all personal property and assets of the Company, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of March 31, 2017 and December 31, 2016.

 8.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Three Months Ended
	March 31, 2017	March 31, 2016
Federal statutory rate	$39,048	$80,086
Effect of:
State taxes, net of federal tax benefit	(5,645)	(9,390)
Estimated research and development credits	(12,764)	(1,635)
Other	12,933	6,422
Total	$33,572	$75,483

9.  BUSINESS SEGMENTS

We currently have two business segments: (i) the sale and rental of physical products, including portable hand-held breathalyzers and related accessories, supplies, education, training ("Product Sales"), and royalties from development contracts with OEM manufacturers ("Royalties" and, together with Product Sales, the "Products" segment), and (ii) rental of a portion of our building (the "Rentals" segment).  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Operating profits for these segments excludes unallocated corporate items.  Administrative and staff costs were commonly used by all business segments and were indistinguishable.

The following sets forth information about the operations of the business segments for the three months ended March 31, 2017 and 2016:

Revenue:	2017	2016
Product Sales	$1,882,189	$2,100,130
Royalties	79,825	91,520
Products Subtotal	1,962,014	2,191,650
Rentals	22,457	27,782
Total	$1,984,471	$2,219,432

Gross profit:
Product Sales	$876,378	$1,033,916
Royalties	79,825	91,520
Products Subtotal	956,203	1,125,436
Rentals	8,676	6,251
Total	$964,879	$1,131,687

Interest expense:
Product Sales	$9,878	$9,062
Royalties	-	-
Products Subtotal	9,878	9,062
Rentals	5,246	8,364
Total	$15,124	$17,426

Net income (loss) before taxes:
Product Sales	$28,310	$139,411
Royalties	79,825	91,520
Products Subtotal	108,135	230,931
Rentals	3,430	(2,113)
Total	$111,565	$228,818
There were no intersegment revenues.

As of March 31, 2017, $680,582 of our assets were used in the Rentals segment, with the remainder, $7,428,055 used in the Products and unallocated segments.

10.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans" or "anticipates" or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled "Risk Factors" in our December 31, 2016 Form 10-K.

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

In late 2009, Lifeloc released the LifeGuard® Personal Breathalyzer ("LifeGuard®"), a personal alcohol breath tester that incorporates the same fuel-cell technology used in our professional devices.  Intended for the global consumer breathalyzer market, LifeGuard® is marketed internationally through global distributors and, until March 2017, was sold directly to consumers in the U.S.

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

In October 2014 we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a breathalyzer that tests for Tetrahydrocannabinol (THC), the principal psychoactive constituent in cannabis.  Terms of the grant require us to submit invoices as work is performed, with an anticipated completion date of August 31, 2017. This development effort is ongoing.  Reimbursements received under the grant are included in our Statements of Income as reductions in Research and Development cost. No revenue has been recognized from these grant reimbursements.  We received $25,000, $42,396, and $44,523 of grant reimbursements in 2014, 2015 and 2016 respectively.  None have been received in 2017.  There is no assurance that this effort to develop a THC breathalyzer will be successful or that significant sales will result from such development if successful.

On October 31, 2014, we purchased the commercial property the Company uses as its corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 10,670 are currently leased to two tenants under leases that expire at various times ranging from June 30, 2016 to December 31, 2017 (amended to May 31, 2017).  We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in October 2024.

In December 2014, we acquired substantially all of the assets of Superior Training Solutions, Inc. ("STS"), a company that develops and sells online drug and alcohol training and refresher courses. The assets we acquired from STS complement our existing drug and alcohol training courses.

In October 2016 we introduced our Sentinel™ line with the Sentinel™ VA alcohol screening station, a full automated station to control vehicular access to safety critical facilities, such as mines, refineries, power stations and nuclear facilities.

In March 2017 we acquired all of the assets related to the Real-time Alcohol Detection and Recognition product ("R.A.D.A.R.") from Track Group, Inc. ("TRCK") for $860,000 in cash.  The purchased assets included handheld hardware device technology (the "Device") which is designed to measure breath alcohol content of the user and software technology designed to allow the Device to be configured and to capture and manage the data being returned from the Device.

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

Results of Operations

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Net sales. Our product sales for the quarter ended March 31, 2017 were $1,882,189, a decrease of 10% from $2,100,130 for the quarter ended March 31, 2016.  This decrease is primarily attributable to a decrease in sales.  When royalties of $79,825 and rental income of $22,457 are included, total revenues of $1,984,471 decreased by $234,961, or 11%, for the quarter ended March 31, 2017 when compared to the same quarter a year ago.

Gross profit.   Total gross profit for the three months ended March 31, 2017 of $964,879 represented a decrease of 15% from total gross profit of $1,131,687 for the same period a year earlier primarily as a result of decreased sales volume, decreased rental income in 2016, and lower royalties.  Cost of product sales decreased from $1,066,214 in Q1 of 2016 to $1,005,811 in Q1 of 2017, or 6%, primarily as a result of decreased labor and materials required for the decreased sales volume.  Gross profit margin on products went from 49% in Q1 of 2016 to 47% in Q1 of 2017 as a result of lower sales.

Research and development expenses.  Research and development expenses were $196,368 for the quarter ended March 31, 2017, representing a decrease of 28% over the $272,547 in the same quarter a year ago.  This decrease resulted mostly from lower payments to outside vendors, which we attribute to a difference in scheduling of work done by outside vendors.

Sales and marketing expenses.   Sales and marketing expenses of $339,644 for the quarter ended March 31, 2017 represented an increase of 6% from sales and marketing expenses of $319,108 for the quarter ended March 31, 2016.  This increase resulted primarily from personnel changes as well as from increased advertising expenses.

General and administrative expenses.   General and administrative expenses were $303,594 for the quarter ended March 31, 2017, which represented an increase of 2% over the $299,146 spent in the same quarter a year ago.  This increase results mostly from increases in costs related to the acquisition of the R.A.D.A.R. assets in Q1 of 2017.

Other income (expense).  Other income consisted of a decrease in interest income of $942 in the quarter ended March 31, 2017, mostly as the result of less cash available for investment because of the asset acquisition in Q1 of 2017.  A business loan was paid in full in 2016, which resulted in the bad debt recovery of $3,000 in Q1 of 2016 being $0 in 2017.  Interest expense of $15,124 in the current quarter vs. $17,426 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income.   We realized net income of $77,993 for the quarter ended March 31, 2017 compared to net income of $153,335 for the quarter ended March 31, 2016.  This decrease of $75,342 was the result of the decrease in gross profit and of the changes in operating expenses discussed above, offset in part by a decrease in income taxes of $41,911.

Trends and Uncertainties That May Affect Future Results

Revenues in the first quarter of 2017 were lower compared to revenues in 2016.  We believe increased sales efforts may result in improved revenues for the remainder of 2017.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

Our 2017 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products for long term growth.  We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2017.  However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2016), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (raised to $500,000 in 2016) from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At March 31, 2017 this credit facility had not been used.

Equipment expenditures during the quarter ended March 31, 2017 were $48,795, compared to $6,663 in the same period a year ago.  We filed patent applications at a cost to us of $7,717 in the first quarter of 2017 versus $0 in the same period in 2016.

In March 2017 we acquired the R.A.D.A.R. assets from TRCK for $860,000 cash.  The purchased assets included handheld hardware device technology (the "Device") which is designed to measure breath alcohol content of the user and software technology designed to allow the Device to be configured and to capture and manage the data being returned from the Device.  It also included patents and patent applications and production equipment.

As of March 31, 2017, cash was $2,593,724, accounts receivable were $757,249 and current liabilities were $686,397 resulting in a net liquid asset amount of $2,664,576.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended March 31, 2017 and for the quarter ended March 31, 2016, warranty costs were not deemed significant.

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

In March 2017 we acquired the R.A.D.A.R. assets from TRCK, which consisted of production equipment and of hardware device technology (the "Devices") that are depreciated over 5 years using the double declining balance method when placed in service. With the R.A.D.A.R. assets, we also purchased software designed to measure breath alcohol content of the user and software technology designed to allow the Devices to be configured and to capture and manage the data being returned from the Device, as well as 6 issued U.S. patents and 16 domestic and international patent applications.  This software and the patents and patent applications will be amortized over 15 years using the straight line method.

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

Revenues arising from extended warranty contracts are booked as sales over their life on a straight-line basis. Supplies are recognized as sales when they are shipped.  The sales of licenses to our training courses are recognized as revenue at the time of sale.  We have mostly discontinued arranging for customer financing and leasing through unrelated third parties and instead are providing for customer financing and leasing ourselves in the majority of cases, which we recognize as revenue over the applicable lease term.  Occasionally, we rent used equipment to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.  We also rent the R.A.D.A.R. devices pursuant to short term rental agreements, the revenues from which are recognized as they are earned over the life of the contract.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ''Risk Factors'' in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the three months ended March 31, 2017 or during the three months ended March 31, 2016.  Options entitling their holder to purchase 23,500 shares of stock at $2.32 apiece lapsed during the three months ended March 31, 2017.  There were no sales of equity securities during the three months ended March 31, 2017 or during the three months ended March 31, 2016.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
2.1
Asset Purchase Agreement dated as of March 8, 2017, by and among the Company, Integrated Monitoring Systems, LLC, and Track Group Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 10, 2017).

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

LIFELOC TECHNOLOGIES, INC.

May 12, 2017	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

May 12, 2017	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
2.1
Asset Purchase Agreement dated as of March 8, 2017, by and among the Company, Integrated Monitoring Systems, LLC, and Track Group Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 10, 2017).

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