Form 10-Q
period 2017-06-30
Lifeloc Technologies, Inc
filed 2017-08-14
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at August 7, 2017)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months and Six Months Ended June 30, 2017

PART I      FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS

	June 30,
	2017	December 31,
CURRENT ASSETS:	(Unaudited)	2016
Cash	$2,632,565	$3,772,064
Accounts receivable, net	635,768	495,397
Inventories, net	1,008,174	835,609
Income taxes receivable	83,966	114,673
Prepaid expenses and other	59,552	52,072
Total current assets	4,420,025	5,269,815

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	595,323	-
Production equipment and software	531,325	456,005
Training courses	432,375	432,375
Office equipment and software	219,235	193,332
Sales and marketing equipment	228,908	228,908
Research and development equipment and software	116,670	78,157
Less accumulated depreciation	(1,250,578)	(1,112,498)
Total property and equipment, net	3,119,985	2,523,006

OTHER ASSETS:
Patents, net	184,052	71,909
Deposits and other	156,112	98,991
Real-time Alcohol Detection And Recognition equipment	152,875	0
Deferred taxes	94,830	109,727
Total other assets	587,869	280,627

Total assets	$8,127,879	$8,073,448

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$258,765	$284,590
Term loan payable, current portion	41,214	40,218
Customer deposits	71,111	51,611
Accrued expenses	169,108	239,833
Deferred revenue, current portion	59,203	64,283
Reserve for warranty expense	40,000	40,000
Total current liabilities	639,401	720,535

TERM LOAN PAYABLE,
net of current portion and debt issuance costs	1,431,183	1,455,604

DEFERRED REVENUE, net of current portion	10,461	8,665

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,569,649	4,557,320
Retained earnings	1,477,185	1,331,324
Total stockholders' equity	6,046,834	5,888,644

Total liabilities and stockholders' equity	$8,127,879	$8,073,448

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended June 30,
REVENUES:	2017	2016
Product sales	$1,879,405	$2,025,865
Royalties	144,517	234,368
Rental income	22,458	27,782
Total	2,046,380	2,288,015

COST OF SALES	1,033,654	1,086,716

GROSS PROFIT	1,012,726	1,201,299

OPERATING EXPENSES:
Research and development	251,825	259,854
Sales and marketing	367,474	375,635
General and administrative	286,726	308,600
Total	906,025	944,089

OPERATING INCOME	106,701	257,210

OTHER INCOME (EXPENSE):
Interest income	2,230	5,535
Bad debt recovery	-	1,500
Interest expense	(15,187)	(17,540)
Total	(12,957)	(10,505)

NET INCOME BEFORE PROVISION FOR TAXES	93,744	246,705

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(25,876)	(80,718)

NET INCOME	$67,868	$165,987

NET INCOME PER SHARE, BASIC	$0.03	$0.07

NET INCOME PER SHARE, DILUTED	$0.03	$0.07

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,512,183	2,555,030

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Six Months Ended June 30,
	2017	2016
REVENUES:
Product sales	$3,761,594	$4,125,995
Royalties	224,342	325,888
Rental income	44,915	55,564
Total	4,030,851	4,507,447

COST OF SALES	2,053,246	2,174,461

GROSS PROFIT	1,977,605	2,332,986

OPERATING EXPENSES:
Research and development	448,193	532,401
Sales and marketing	707,118	694,743
General and administrative	590,320	607,746
Total	1,745,631	1,834,890

OPERATING INCOME	231,974	498,096

OTHER INCOME (EXPENSE):
Interest income	3,646	7,893
Bad debt recovery	-	4,500
Interest expense	(30,311)	(34,966)
Total	(26,665)	(22,573)

NET INCOME BEFORE PROVISION FOR TAXES	205,309	475,523

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(59,448)	(156,201)

NET INCOME	$145,861	$319,322

NET INCOME PER SHARE, BASIC	$0.06	$0.13

NET INCOME PER SHARE, DILUTED	$0.06	$0.13

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,524,663	2,533,953

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2017	2016
Net income	$145,861	$319,322
Adjustments to reconcile net income to net cash
provided by (used in) operating activities-
Depreciation and amortization	143,426	140,646
Provision for doubtful accounts, net change	-	2,500
Provision for inventory obsolescence, net change	42,500	-
Deferred taxes, net change	14,897	11,087
Reserve for warranty expense, net change	-	4,400
Stock based compensation expense related to stock options	12,329	11,982
Changes in operating assets and liabilities-
Accounts receivable	(140,371)	(144,514)
Inventories	(215,065)	(147,565)
Income taxes receivable	30,707	81,031
Prepaid expenses and other	(7,480)	(70,698)
Deposits and other	(57,121)	(15,176)
Accounts payable	(25,825)	69,401
Customer deposits and deferred grant revenue	19,500	4,224
Accrued expenses	(70,725)	(35,493)
Deferred revenue	(3,284)	(21,280)
Net cash provided from (used in) operating activities	(110,651)	209,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(139,736)	(35,379)
Cash paid for equipment and software acquired in asset acquisition	(748,198)	-
Cash paid for patents and patent applications acquired in asset acquisition	(100,000)	-
Patent filing expense	(17,217)	-
Net cash used in investing activities	(1,005,151)	(35,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(23,697)	(18,137)
Net cash used in financing activities	(23,697)	(18,137)

NET INCREASE (DECREASE) IN CASH	(1,139,499)	156,351

CASH, BEGINNING OF PERIOD	3,772,064	3,227,190

CASH, END OF PERIOD	$2,632,565	$3,383,541

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$30,040	$34,694

Cash paid for income tax	$13,844	$3,217

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  ORGANIZATION AND NATURE OF BUSINESS

Lifeloc Technologies, Inc. ("Lifeloc" or the "Company") is a Colorado-based developer, manufacturer and marketer of portable hand-held and fixed-station breathalyzers and related accessories, supplies and education.  We design, produce and sell fuel-cell based breath alcohol testing equipment.  We compete in all major segments of the breath alcohol testing instrument market, including law enforcement, offender monitoring, workplace, corrections, original equipment manufacturing ("OEM") and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers' alcohol testing programs. We sell globally through distributors as well as directly to users.

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

Lifeloc incorporated in Colorado in December 1983.  We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com, www.lifeguardbreathtester.com, www.stsfirst.com, and www.radar.lifeloc.com.  Information contained on our websites does not constitute part of this Form 10-Q.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of our financial position as of June 30, 2017 and December 31, 2016, and our results of operations and cash flows for the periods ended June 30, 2017 and 2016.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company’s 2016 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Deferred Taxes.  In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  This standard requires that deferred income tax assets and liabilities be presented as noncurrent assets or liabilities in the balance sheet.  ASU 2015-17 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either prospectively to all deferred tax assets or liabilities or retrospectively to all periods presented.  Early adoption is permitted.  We have adopted this new standard in 2017.  As a result of adopting this standard, current deferred taxes of $109,727 have been reclassified in the accompanying balance sheet for December 31, 2016 as non-current.

Fair Value Measurement.  Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At June 30, 2017 and December 31, 2016, inventory consisted of the following:

	2017	2016
Raw materials & deposits	$767,371	$592,771
Work-in-process	16,903	42,366
Finished goods	268,900	287,972
Total gross inventories	1,053,174	923,109
Less reserve for obsolescence	(45,000)	(87,500)
Total net inventories	$1,008,174	$835,609

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

Rental income from our Real-time Alcohol Detection And Recognition (“R.A.D.A.R.”) equipment is recognized in the month in which it is due, which approximates as if it were recognized on a straight-line basis over the term of the related rental agreement.

On occasion, we receive customer deposits for future product orders.  Customer deposits are initially recorded as a liability and recognized as revenue when the product is shipped and title has passed to the customer.

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

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) in 2014.  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  In August 2016, the FASB issued ASU No. 2016-14, which deferred by one year the mandatory effective date of ASU 2014-09.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  We have not determined when we will adopt the new revenue standard or selected the transition method that we will apply upon adoption.  We do not expect this new standard to have a material impact on our financial statements or related disclosures.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2017 and 2016 was $6,165 and $4,938 respectively, which consisted of stock-based compensation expense related to grants of employee stock options, and which is allocated to General and Administrative Expense when incurred.  Stock-based compensation expense recognized under ASC 718 for the six months ended June 30, 2017 and 2016 was $12,329 and $11,982 respectively, which consisted of stock-based compensation expense related to grants of employee stock options, and which is allocated to General and Administrative Expense when incurred.

Segment Reporting.   We have concluded that we have two operating segments, including our primary business which is as a developer, manufacturer, lessor and marketer of portable hand-held breathalyzers and related accessories, supplies and education.  As a result of purchasing our building on October 31, 2014, we have a second segment consisting of renting portions of our building to existing tenants, whose leases expire at various times until June 30, 2020.

3.  ASSET ACQUISITION

In March 2017 we acquired all of the assets related to R.A.D.A.R. from Track Group, Inc. (“TRCK”) for $860,000 in cash.  Based on Level 3 inputs, which consisted of estimates of future cash flows, return on investment analyses, and replacement costs, the purchase price was allocated as follows:

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

Adjustments were made to these allocations following closing, reducing the original rental equipment not yet in service of $178,052 by $25,177 during the 3 months ended June 30, 2017. A total of $25,875 (including the reclassified amount from rental equipment not yet in service and an additional cost of $698) has been transferred to property and equipment. These revised classifications are reflected on the balance sheet as of June 30, 2017.

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	June 30, 2017	June 30, 2016
Net income	$67,868	$165,987
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	58,067	100,914
Weighted average shares-diluted	2,512,183	2,555,030
Net income per share-basic	$.03	$.07
Net income per share-diluted	$.03	$.07
Antidilutive employee stock options	50,000	50,000

	Six Months Ended
	June 30, 2017	June 30, 2016
Net income	$145,861	$319,322
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	70,547	79,837
Weighted average shares-diluted	2,524,663	2,533,953
Net income (loss) per share-basic	$.06	$.13
Net income (loss) per share-diluted	$.06	$.13
Antidilutive employee stock options	50,000	50,000

5.  STOCKHOLDERS’ EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at June 30, 2017:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32 - $8.83	60,000	3.19	$7.75	10,000	$2.32

Of the 10,000 options exercisable as of June 30, 2017, all are incentive stock options. The exercise price of all options granted through June 30, 2017 has been equal to or greater than the fair market value of the Company’s common stock at the time the options were issued.

Options to purchase 50,000 shares of stock at $8.83 apiece were granted during the three months ended March 31, 2016.  Vesting of these options is subject to performance achieved during the years ending December 31, 2018, 2019 and 2020.  No options were granted during the six months ended June 30, 2017.

No options were exercised during the six months ended June 30, 2017 or during the six months ended June 30, 2016.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

 6.  COMMITMENTS AND CONTINGENCIES

Mortgage Expense. We purchased our facilities in Wheat Ridge, Colorado on October 31, 2014 for $1,949,139 and took out a term loan secured by a first mortgage on the property in the amount of $1,581,106 with Bank of America for a portion of the purchase price.  Effective June 30, 2016, the note was amended to revise the interest rate from 4.45% to 4.00% per annum.  The revised note is payable in 99 equal monthly installments of $8,417, including interest, plus a final payment of $1,142,024 (including interest) on October 31, 2024.  Our minimum future principal payments on this term loan, by year, are as follows:

Year	Amount

2017	$20,382
2018	42,535
2019	44,292
2020	45,964
2021	48,021
2022 - 2024	1,280,604
Total	1,481,798
Less financing cost	(9,401)
Net term loan payable	1,472,397
Less current portion	(41,214)
Long term portion	$1,431,183

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of June 30, 2017, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,156,960 at June 30, 2017.
Regulatory Commitments. With respect to our LifeGuard® product, we are subject to regulation by the United States Food and Drug Administration ("FDA").  The FDA provides regulations governing the United States domestic sale of our LifeGuard® product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  In June 2017 we were inspected by the FDA and found to be in compliance with applicable quality management system regulations. United States domestic sales of the LifeGuard® product ceased as of March 10, 2017 and it is not considered a medical device in the markets to which it is exported.  We are also subject to regulation by the U.S. Department of Transportation ("DOT") and by various state departments of transportation so far as our other products are concerned.  We believe that we are in substantial compliance with all known applicable regulations.
7.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2017, and bears interest at a rate equal to the LIBOR daily floating rate, which was 1.17333% and .4116% as of June 30, 2017 and 2016, respectively, plus 2.5%.  The agreement was amended May 15, 2017 to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2018.  The revolving line of credit facility is secured by all personal property and assets of the Company, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of June 30, 2017 or December 31, 2016.

8.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Six Months Ended
	June 30, 2017	June 30, 2016
Federal statutory rate	$71,858	$166,433
Effect of:
State taxes, net of federal tax benefit	(10,790)	(19,414)
Estimated research and development credits	(29,133)	(9,036)
Other	27,513	18,218
Total	$59,448	$156,201

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

The following sets forth information about the operations of the business segments for the three months ended June 30, 2017 and 2016:

	2017	2016
Revenue:
Product Sales	$1,879,405	$2,025,865
Royalties	144,517	234,368
Products Subtotal	2,023,922	2,260,233
Rentals	22,458	27,782
Total	$2,046,380	$2,288,015

Gross profit:
Product Sales	$859,604	$954,618
Royalties	144,517	234,368
Products Subtotal	1,004,121	1,188,986
Rentals	8,605	12,313
Total	$1,012,726	$1,201,299

Interest expense:
Product Sales	$9,919	$9,132
Royalties	-	-
Products Subtotal	9,919	9,132
Rentals	5,268	8,408
Total	$15,187	$17,540

Net (loss) income before taxes:
Product Sales	$(54,110)	$8,432
Royalties	144,517	234,368
Products Subtotal	90,407	242,800
Rentals	3,337	3,905
Total	$93,744	$246,705

The following sets forth information about the operations of the business segments for the six months ended June 30, 2017 and 2016:

	2017	2016
Revenue:
Product Sales	$3,761,594	$4,125,995
Royalties	224,342	325,888
Products Subtotal	3,985,936	4,451,883
Rentals	44,915	55,564
Total	$4,030,851	$4,507,447

Gross profit:
Product Sales	$1,735,982	$1,988,534
Royalties	224,342	325,888
Products Subtotal	1,960,324	2,314,422
Rentals	17,281	18,564
Total	$1,977,605	$2,332,986

Interest expense:
Product Sales	$19,797	$18,194
Royalties	-	-
Products Subtotal	19,797	18,194
Rentals	10,514	16,772
Total	$30,311	$34,966

Net (loss) income before taxes:
Product Sales	$(25,800)	$147,843
Royalties	224,342	325,888
Products Subtotal	198,542	473,731
Rentals	6,767	1,792
Total	$205,309	$475,523

There were no intersegment revenues.

As of June 30, 2017, $966,178 of our assets were used in the Rentals segment, with the remainder, $7,161,701, used in the Products and unallocated segments.

10.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward-looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled “Risk Factors” in our December 31, 2016 Form 10-K.

Overview

Lifeloc Technologies, Inc., a Colorado corporation ("Lifeloc" or the "Company"), is a Colorado-based developer, manufacturer and marketer of portable hand-held and fixed station breathalyzers and related accessories, supplies and education.  We design, produce, sell and rent fuel-cell based breath alcohol testing equipment.  We compete in all major segments of the portable breath alcohol testing instrument market, including law enforcement, offender monitoring, workplace, corrections, original equipment manufacturing ("OEM") and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers' alcohol testing programs. We sell globally through distributors as well as directly to users.

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

Lifeloc incorporated in Colorado in December 1983.  We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com, www.lifeguardbreathtester.com, www.stsfirst.com, and www.radar.lifeloc.com.  Information contained on our websites does not constitute part of this Form 10-Q.

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

In 2011 and 2012 Lifeloc introduced Bluetooth wireless keyboard and printer communication options for our popular Phoenix® 6.0 along with a series of web-based workplace training courses. We believe these two product innovations have been key to our success and leadership in workplace breath testing.

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

On October 31, 2014, we purchased the commercial property the Company uses as its corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 11,215 are currently leased to two tenants under leases that expire at various times ranging from December 31, 2017 to June 30, 2020.  We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in October 2024.

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

In March 2017 we acquired all of the assets related to the Real-time Alcohol Detection And Recognition product (“R.A.D.A.R.”) from Track Group, Inc. (“TRCK”) for $860,000 in cash.  The purchased assets included handheld hardware device technology (the “Device”) which is designed to measure breath alcohol content of the user and software technology designed to allow the Device to be configured and to capture and manage the data being returned from the Device.

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

Results of Operations

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Net sales. Our product sales for the quarter ended June 30, 2017 were $1,879,405, a decrease of 7% from $2,025,865 for the quarter ended June 30, 2016.  This decrease is primarily attributable to prevailing market conditions, including a decrease in sales in the oil and gas sector.  When royalties of $144,517 and rental income of $22,458 are included, total revenues of $2,046,380 decreased by $241,635, or 11%, for the quarter ended June 30, 2017 when compared to the same quarter a year ago.

Gross profit.   Total gross profit for the three months ended June 30, 2017 of $1,012,726 represented a decrease of 16% from total gross profit of $1,201,299 for the same period a year earlier primarily as a result of decreased sales volume and lower royalties.  Cost of product sales decreased from $1,071,247 in Q2 of 2016 to $1,019,801 in Q2 of 2017, or 5%, primarily as a result of decreased labor and materials required for the decreased sales volume.  Gross profit margin on products went from 47% in Q2 of 2016 to 46% in Q2 of 2017, thus remaining fairly constant.

Research and development expenses.  Research and development expenses were $251,825 for the quarter ended June 30, 2017, representing a decrease of 3% over the $259,854 in the same quarter a year ago.  This decrease resulted mostly from lower payments to outside vendors, which we attribute to a difference in scheduling of work done by outside vendors.

Sales and marketing expenses.   Sales and marketing expenses of $367,474 for the quarter ended June 30, 2017 represented a decrease of 2% from sales and marketing expenses of $375,635 for the quarter ended June 30, 2016.  This decrease resulted primarily from lower compensation paid to our sales force.

General and administrative expenses.   General and administrative expenses were $286,726 for the quarter ended June 30, 2017, which represented a decrease of 7% from the $308,600 spent in the same quarter a year ago.  This decrease results mostly from abandoned patents in Q2 of 2016 vs. none in Q2 of 2017.

Other income (expense).  Other income consisted of a decrease in interest income of $3,305 in the quarter ended June 30, 2017, mostly as the result of less cash available for investment because of the asset acquisition in Q1 of 2017.  A business loan was paid in full in 2016, which resulted in the bad debt recovery of $1,500 in Q2 of 2016 being absent in 2017.  Interest expense of $15,187 in the current quarter vs. $17,540 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income.   We realized net income of $67,868 for the quarter ended June 30, 2017 compared to net income of $165,987 for the quarter ended June 30, 2016.  This decrease of $98,119 was the result of the decrease in gross profit and of the changes in operating expenses discussed above, offset in part by a decrease in income taxes of $54,842.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Net sales. Our product sales for the six months ended June 30, 2017 were $3,761,594, a decrease of 9% from $4,125,995 for the same period a year ago.  This decrease is primarily attributable to prevailing market conditions, including a decrease in sales in the oil and gas sector.  When royalties of $224,342 and rental income of $44,915 are included, total revenues of $4,030,851 decreased by $476,596, or 11%, for the six months ended June 30, 2017 when compared to the same six months a year ago.
Gross profit.  Gross profit for the six months ended June 30, 2017 of $1,977,605 represented a decrease of 15% from total gross profit of $2,332,986 for the six months ended June 30, 2016 primarily as a result of decreased sales volume, decreased rental income in 2017, and lower royalties.  Cost of product sales decreased from $2,137,461 in the six months ended June 30, 2016 to $2,025,612 in the same period in 2017, or 5%, primarily as a result of decreased labor and materials required for the decreased sales volume.  Gross profit margin on products decreased to 46% in the six months ended June 30, 2017 from 48% in the six months ended June 30, 2016 as a result of a change in product mix.

Research and development expenses.  Research and development expenses were $448,193 for the six months ended June 30, 2017, representing a decrease of 16% over the $532,401 in the same period a year ago.  This decrease resulted mostly from lower payments to outside vendors, which we attribute to a difference in scheduling of work done by outside vendors.

Sales and marketing expenses.   Sales and marketing expenses of $707,118 for the six months ended June 30, 2017 represented an increase of 2% from sales and marketing expenses of $694,743 for the six months ended June 30, 2016.  This increase resulted primarily from personnel changes as well as from increased advertising expenses.
General and administrative expenses.   General and administrative expenses were $590,320 for the six months ended June 30, 2017, which represented a decrease of 3% over the $607,746 spent in the same six months a year ago.  This decrease results mostly from abandoned patents in 2016 vs. none in 2017.
Other income (expense).  Other income consisted of a decrease in interest income of $4,247 in the six months ended June 30, 2017, mostly as the result of less cash available for investment because of the asset acquisition in Q1 of 2017.  A business loan was paid in full in 2016, which resulted in the bad debt recovery of $4,500 in 2016 being absent in 2017.  Interest expense of $30,311 in the six months ended June 30, 2017 vs. $34,966 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income.   We realized net income of $145,861 for the six months ended June 30, 2017 compared to net income of $319,322 for the same six months ended June 30, 2016.  This decrease of $173,461 was the result of the decrease in gross profit and of the changes in operating expenses discussed above, offset in part by a decrease in income taxes of $96,753.

Trends and Uncertainties That May Affect Future Results
Revenues in the second quarter of 2017 were lower compared to revenues in 2016.  We believe increased sales efforts may result in improved revenues for the remainder of 2017.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.
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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2016), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (increased to $750,000 in 2017) from Bank of America secured by all assets of the Company.  The line of credit currently bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At June 30, 2017 this credit facility had not been used.

Equipment expenditures during the six months ended June 30, 2017 were $139,236, compared to $35,379 in the same period a year ago.  We filed patent applications at a cost to us of $17,217 in the first six months of 2017 versus $0 in the same period in 2016.

In March 2017 we acquired the R.A.D.A.R. assets from TRCK for $860,000 cash.  The purchased assets included handheld hardware device technology (the “Device”) which is designed to measure breath alcohol content of the user and software technology designed to allow the Device to be configured and to capture and manage the data being returned from the Device.  It also included patents and patent applications and production equipment.

As of June 30, 2017, cash was $2,632,565, accounts receivable were $635,768 and current liabilities were $639,401 resulting in a net liquid asset amount of $2,628,932.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended June 30, 2017 and for the quarter ended June 30, 2016, warranty costs were not deemed significant.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years (three years for software and technology licenses).  We use the double declining method of depreciation for property and equipment, and the straight-line method for software and technology licenses. We purchased all of the assets of STS, an online education company, in 2014, which consisted of training courses that are amortized over 15 years using the straight-line method.  In October 2014, we purchased our building. A majority of the cost of the building is depreciated over 39 years using the straight-line method. In addition, based on the results of a third-party analysis, a portion of the cost was allocated to components integral to the building.  Such components are depreciated over 5 and 15 years, using the double-declining method and the straight-line method respectively.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

In March 2017 we acquired the R.A.D.A.R. assets from TRCK, which consisted of production equipment and of hardware device technology (the “Devices”) that are depreciated over 5 years using the double declining balance method when placed in service. With the R.A.D.A.R. assets, we also purchased software designed to measure breath alcohol content of the user and software technology designed to allow the Devices to be configured and to capture and manage the data being returned from the Devices, as well as 6 issued U.S. patents and 16 domestic and international patent applications.  This software and the patents and patent applications will be amortized over 15 years using the straight-line method.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the six months ended June 30, 2017 or during the six months ended June 30, 2016.  Options entitling their holder to purchase 23,500 shares of stock at $2.32 apiece lapsed during the six months ended June 30, 2017.  There were no sales of equity securities during the six months ended June 30, 2017 or during the six months ended June 30, 2016.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
10.1	Amendment No. 3 to Loan Agreement dated May 15, 2017.
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOC TECHNOLOGIES, INC.

August 14, 2017	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

August 14, 2017	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	Amendment No. 3 to Loan Agreement dated May 15, 2017.
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document