Form 10-Q
period 2017-09-30
Lifeloc Technologies, Inc
filed 2017-11-14
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at November 7, 2017)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months and Nine Months Ended September 30, 2017

PART I      FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS

	September 30,
	2017	December 31,
CURRENT ASSETS:	(Unaudited)	2016
Cash	$2,708,924	$3,772,064
Accounts receivable, net	724,063	495,397
Inventories, net	1,212,757	835,609
Income taxes receivable	98,539	114,673
Prepaid expenses and other	52,276	52,072
Total current assets	4,796,559	5,269,815

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	-
Production equipment and software	531,325	456,005
Training courses	432,375	432,375
Office equipment and software	219,235	193,332
Sales and marketing equipment	228,908	228,908
Research and development equipment and software	116,670	78,157
Less accumulated depreciation	(1,329,234)	(1,112,498)
Total property and equipment, net	3,015,454	2,523,006

OTHER ASSETS:
Patents, net	180,959	71,909
Deposits and other	244,001	98,991
Deferred taxes	96,891	109,727
Total other assets	521,851	280,627

Total assets	$8,333,864	$8,073,448

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$380,938	$284,590
Term loan payable, current portion	41,655	40,218
Customer deposits	66,034	51,611
Accrued expenses	260,722	239,833
Deferred revenue, current portion	55,811	64,283
Reserve for warranty expense	41,000	40,000
Total current liabilities	846,160	720,535

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,424,239	1,455,604

DEFERRED REVENUE, net of current portion	10,276	8,665

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,575,814	4,557,320
Retained earnings	1,477,375	1,331,324
Total stockholders' equity	6,053,189	5,888,644

Total liabilities and stockholders' equity	$8,333,864	$8,073,448

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended September 30,
REVENUES:	2017	2016
Product sales	$1,944,734	$1,960,610
Royalties	43,785	48,070
Rental income	12,160	21,725
Total	2,000,679	2,030,405

COST OF SALES	1,118,203	1,039,810

GROSS PROFIT	882,476	990,595

OPERATING EXPENSES:
Research and development	242,005	208,085
Sales and marketing	367,101	380,448
General and administrative	268,667	251,234
Total	877,773	839,767

OPERATING INCOME	4,703	150,828

OTHER INCOME (EXPENSE):
Interest income	1,036	1,896
Bad debt recovery	-	-
Interest expense	(15,261)	(15,438)
Total	(14,225)	(13,542)

NET (LOSS) INCOME BEFORE PROVISION FOR TAXES	(9,522)	137,286

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	9,712	(46,501)

NET INCOME	$190	$90,785

NET INCOME PER SHARE, BASIC	$-	$0.04

NET INCOME PER SHARE, DILUTED	$-	$0.04

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,511,925	2,527,150

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Nine Months Ended September 30,
	2017	2016
REVENUES:
Product sales	$5,706,328	$6,086,605
Royalties	268,127	373,958
Rental income	57,075	77,289
Total	6,031,530	6,537,852

COST OF SALES	3,171,449	3,214,271

GROSS PROFIT	2,860,081	3,323,581

OPERATING EXPENSES:
Research and development	690,198	740,486
Sales and marketing	1,074,219	1,075,191
General and administrative	858,987	858,980
Total	2,623,404	2,674,657

OPERATING INCOME	236,677	648,924

OTHER INCOME (EXPENSE):
Interest income	4,682	9,789
Bad debt recovery	-	4,500
Interest expense	(45,572)	(50,404)
Total	(40,890)	(36,115)

NET INCOME BEFORE PROVISION FOR TAXES	195,787	612,809

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(49,736)	(202,702)

NET INCOME	$146,051	$410,107

NET INCOME PER SHARE, BASIC	$0.06	$0.17

NET INCOME PER SHARE, DILUTED	$0.06	$0.16

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,520,414	2,532,301

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2017	2016
Net income	$146,051	$410,107
Adjustments to reconcile net income to net cash
provided by (used in) operating activities-
Depreciation and amortization	225,310	205,789
Provision for doubtful accounts, net change	-	5,500
Provision for inventory obsolescence, net change	37,500	-
Deferred taxes, net change	12,836	6,123
Reserve for warranty expense, net change	1,000	5,900
Stock based compensation expense related to stock options	18,494	18,145
Changes in operating assets and liabilities-
Accounts receivable	(228,666)	(138,074)
Inventories	(414,648)	(154,701)
Income taxes receivable	16,134	52,416
Prepaid expenses and other	(204)	(59,440)
Deposits and other	(145,010)	(39,086)
Accounts payable	96,348	49,723
Customer deposits and deferred grant revenue	14,423	(49,517)
Accrued expenses	20,889	(671)
Deferred revenue	(6,861)	(17,040)
Net cash provided from (used in) operating activities	(206,404)	295,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(139,736)	(35,379)
Cash paid for equipment and software acquired in
asset acquisition	(748,198)	-
Reclassification of equipment and software acquired in
asset acquisition as inventory	178,750	-
Cash paid for patents and patent applications acquired in
asset acquisition	(100,000)	-
Patent filing expense	(17,217)	(8,954)
Net cash (used in) investing activities	(826,401)	(44,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(30,335)	(28,062)
Net cash (used in) financing
activities	(30,335)	(28,062)

NET INCREASE (DECREASE) IN CASH	(1,063,140)	222,779

CASH, BEGINNING OF PERIOD	3,772,064	3,227,190

CASH, END OF PERIOD	$2,708,924	$3,449,969

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$30,040	$49,997

Cash paid for income tax	$13,844	$131,434

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of our financial position as of September 30, 2017 and December 31, 2016, and our results of operations and cash flows for the periods ended September 30, 2017 and 2016.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company’s 2016 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At September 30, 2017 and December 31, 2016, inventory consisted of the following:

	2017	2016
Raw materials & deposits	$759,718	$592,771
Work-in-process	36,273	42,366
Finished goods	466,766	287,972
Total gross inventories	1,262,757	923,109
Less reserve for obsolescence	(50,000)	(87,500)
Total net inventories	$1,212,757	$835,609

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

Stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2017 and 2016 was $6,165 and $6,163 respectively, which consisted of stock-based compensation expense related to grants of employee stock options, and which is allocated to General and Administrative Expense when incurred.  Stock-based compensation expense recognized under ASC 718 for the nine months ended September 30, 2017 and 2016 was $18,494 and $18,145 respectively, which consisted of stock-based compensation expense related to grants of employee stock options, and which is allocated to General and Administrative Expense when incurred.

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

Adjustments were made to these allocations following closing, reducing the original rental equipment not yet in service of $178,052 by $25,177 during the 3 months ended June 30, 2017. A total of $25,875 (including the reclassified amount from rental equipment not yet in service and an additional cost of $698) were transferred to property and equipment.  During the 3 months ended September 30, 2017, all of these amounts were transferred to inventory.  These revised classifications are reflected on the balance sheet as of September 30, 2017.

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	September 30, 2017	September 30, 2016
Net income	$190	$90,785
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	57,809	73,034
Weighted average shares-diluted	2,511,925	2,527,150
Net income per share-basic	$-	$.04
Net income per share-diluted	$-	$.04
Antidilutive employee stock options	50,000	-

	Nine Months Ended
	September 30, 2017	September 30, 2016
Net income	$146,051	$410,107
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	66,298	78,185
Weighted average shares-diluted	2,520,414	2,532,301
Net income (loss) per share-basic	$.06	$.17
Net income (loss) per share-diluted	$.06	$.16
Antidilutive employee stock options	50,000	-

5.  STOCKHOLDERS’ EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at September 30, 2017:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32 - $8.83	60,000	2.94	$7.75	10,000	$2.32

Of the 10,000 options exercisable as of September 30, 2017, all are incentive stock options. The exercise price of all options granted through September 30, 2017 has been equal to or greater than the fair market value of the Company’s common stock at the time the options were issued.

Options to purchase 50,000 shares of stock at $8.83 apiece were granted during the three months ended March 31, 2016.  Vesting of these options is subject to performance achieved during the years ending December 31, 2018, 2019 and 2020.  No options were granted during the nine months ended September 30, 2017.

No options were exercised during the nine months ended September 30, 2017 or during the nine months ended September 30, 2016.

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

Year	Amount

2017	$13,744
2018	42,535
2019	44,292
2020	45,964
2021	48,021
2022- 2024	1,280,604
Total	1,475,160
Less financing cost	(9,266)
Net term loan payable	1,465,894
Less current portion	(41,655)
Long term portion	$1,424,239

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of September 30, 2017, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,891,196 at September 30, 2017.

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

7.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to September 30, 2017, and bears interest at a rate equal to the LIBOR daily floating rate, which was 1.18111% and .41989% as of September 30, 2017 and 2016, respectively, plus 2.5%.  The agreement was amended May 15, 2017 to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2018.  The revolving line of credit facility is secured by all personal property and assets of the Company, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of September 30, 2017 or December 31, 2016.

8.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Nine Months Ended September 30,
	2017	2016
Federal statutory rate	$68,621	$213,110
Effect of:
State taxes, net of federal tax benefit	(9,959)	14,599
Estimated research and development credits	(44,863)	(13,155)
Other	35,937	(11,852)
Total	$49,736	$202,702

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

The following sets forth information about the operations of the business segments for the three months ended September 30, 2017 and 2016:

	2017	2016
Revenue:
Product Sales	$1,944,734	$1,960,610
Royalties	43,785	48,070
Products Subtotal	1,988,519	2,008,680
Rentals	12,160	21,725
Total	$2,000,679	$2,030,405

Gross profit:
Product Sales	$868,506	$935,761
Royalties	43,785	48,070
Products Subtotal	912,291	983,831
Rentals	(29,815)	6,764
Total	$882,476	$990,595

Interest expense:
Product Sales	$4,096	$10,227
Royalties	-	-
Products Subtotal	4,096	10,227
Rentals	11,165	5,211
Total	$15,261	$15,438

Net (loss) income before taxes:
Product Sales	$(12,327)	$87,663
Royalties	43,785	48,070
Products Subtotal	31,458	135,733
Rentals	(40,980)	1,553
Total	$(9,522)	$137,286

The following sets forth information about the operations of the business segments for the nine months ended September 30, 2017 and 2016:

	2017	2016
Revenue:
Product Sales	$5,706,328	$6,086,605
Royalties	268,127	373,958
Products Subtotal	5,974,455	6,460,563
Rentals	57,075	77,289
Total	$6,031,530	$6,537,852

Gross profit:
Product Sales	$2,604,488	$2,924,295
Royalties	268,127	373,958
Products Subtotal	2,872,615	3,298,253
Rentals	(12,534)	25,328
Total	$2,860,081	$3,323,581

Interest expense:
Product Sales	$23,893	$28,421
Royalties	-	-
Products Subtotal	23,893	28,421
Rentals	21,679	21,983
Total	$45,572	$50,404

Net income before taxes:
Product Sales	$(38,127)	$235,506
Royalties	268,127	373,958
Products Subtotal	230,000	609,464
Rentals	(34,213)	3,345
Total	$195,787	$612,809

There were no intersegment revenues.

As of September 30, 2017, $914,303 of our assets were used in the Rentals segment, with the remainder, $7,419,561, used in the Products and unallocated segments.

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

In March 2017 we acquired all of the assets related to the Real-time Alcohol Detection And Recognition product (“R.A.D.A.R.”) from Track Group, Inc. (“TRCK”) for $860,000 in cash.  The purchased assets included handheld hardware device technology (the “Device”) which is designed to measure breath alcohol content of the user and software technology designed to allow the Device to be configured and to capture and manage the data being returned from the Device.  The R.A.D.A.R. devices are undergoing redesign for better functionality and manufacturability and are expected to be re-launched in 2018.

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

Results of Operations

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Net sales. Our product sales for the quarter ended September 30, 2017 were $1,944,734, a decrease of 1% from $1,960,610 for the quarter ended September 30, 2016.  This decrease is primarily attributable to prevailing market conditions, including a decrease in sales in the oil and gas sector.  When royalties of $43,785 and rental income of $12,160 are included, total revenues of $2,000,679 decreased by $29,726, or 2%, for the quarter ended September 30, 2017 when compared to the same quarter a year ago. Rental income decreased due to the termination of a tenant lease that was not immediately replaced.

Gross profit.   Total gross profit for the three months ended September 30, 2017 of $882,476 represented a decrease of 11% from total gross profit of $990,595 for the same period a year earlier primarily as a result of decreased sales volume, lower royalties and the addition of costs associated with the R.A.D.A.R. devices.  Cost of product sales increased from $1,024,849 in Q3 of 2016 to $1,076,228  in Q3 of 2017, or 5%, primarily as a result of increased labor and materials.  Gross profit margin on products went from 48% in Q3 of 2016 to 45% in Q3 of 2017.

Research and development expenses.  Research and development expenses were $242,005 for the quarter ended September 30, 2017, representing an increase of 16% over the $208,085 in the same quarter a year ago.  This increase resulted mostly from increased costs associated with improvements to the R.A.D.A.R. devices.

Sales and marketing expenses.   Sales and marketing expenses of $367,101 for the quarter ended September 30, 2017 represented a decrease of 4% from sales and marketing expenses of $380,448 for the quarter ended September 30, 2016.  This decrease resulted primarily from lower compensation paid as a result of lower sales.

General and administrative expenses.   General and administrative expenses were $268,667 for the quarter ended September 30, 2017, which represented a decrease of 7% from the $251,234 spent in the same quarter a year ago.  This increase results mostly from increased payments associated with a new MRP system.

Other income.  Other income was affected by a decrease in interest income of $860 in the quarter ended September 30, 2017, mostly as the result of less cash available for investment because of the asset acquisition in Q1 of 2017.  Interest expense of $15,261 in the current quarter vs. $15,438 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income.   We realized net income of $190 for the quarter ended September 30, 2017 compared to net income of $90,785 for the quarter ended September 30, 2016.  This decrease of $90,595 was the result of the decrease in gross profit and of the changes in operating expenses discussed above, offset in part by a decrease in income taxes of $56,213.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Net sales. Our product sales for the nine months ended September 30, 2017 were $5,706,328, a decrease of 6% from $6,086,605 for the same period a year ago.  This decrease is primarily attributable to prevailing market conditions, including a decrease in sales in the oil and gas sector.  When royalties of $268,127 and rental income of $57,075 are included, total revenues of $6,031,530 decreased by $506,322, or 8%, for the nine months ended September 30, 2017 when compared to the same nine months a year ago. Rental income decreased due to the termination of a tenant lease that was not immediately replaced, and royalties decreased due to a decrease in sales by royalty-paying customers.

Gross profit.  Gross profit for the nine months ended September 30, 2017 of $2,860,081 represented a decrease of 14% from total gross profit of $3,323,581 for the nine months ended September 30, 2016 primarily as a result of decreased sales volume, decreased rental income in 2017, and lower royalties.  Cost of product sales decreased from $3,162,310 in the nine months ended September 30, 2016 to $3,101,840 in the same period in 2017, or 2%, primarily as a result of decreased labor and materials required for the decreased sales volume.  Gross profit margin on products decreased to 46% in the nine months ended September 30, 2017 from 48% in the nine months ended September 30, 2016 as a result of a change in product mix.

Research and development expenses.  Research and development expenses were $690,198 for the nine months ended September 30, 2017, representing a decrease of 7% over the $740,486 in the same period a year ago.  This decrease resulted mostly from lower payments to outside vendors, which we attribute to a difference in scheduling of work done by outside vendors, partially offset by increased costs associated with improvements to the R.A.D.A.R. devices.

Sales and marketing expenses.   Sales and marketing expenses of $1,074,219 for the nine months ended September 30, 2017 were relatively unchanged from sales and marketing expenses of $1,075,191 for the nine months ended September 30, 2016.

General and administrative expenses.   General and administrative expenses were $858,987 for the nine months ended September 30, 2017, which represented virtually no change over the $858,980 spent in the same nine months a year ago.

Other income (expense).  Other income was affected by a decrease in interest income of $5,107 in the nine months ended September 30, 2017, mostly as the result of less cash available for investment because of the asset acquisition in Q1 of 2017.  A business loan was paid in full in 2016, which resulted in the bad debt recovery of $4,500 in 2016 being absent in 2017.  Interest expense of $45,572 in the nine months ended September 30, 2017 vs. $50,404 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income.   We realized net income of $146,051 for the nine months ended September 30, 2017 compared to net income of $410,107 for the same nine months ended September 30, 2016.  This decrease of $264,056, or 64%, was the result of the decrease in gross profit and of the changes in operating expenses discussed above, offset in part by a decrease in income taxes of $152,966.

Trends and Uncertainties That May Affect Future Results

Revenues in the third quarter of 2017 were lower compared to revenues in 2016.  We believe increased sales efforts may result in improved revenues for the remainder of 2017.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2016), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (increased to $750,000 in 2017) from Bank of America secured by all assets of the Company.  The line of credit currently bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At September 30, 2017 this credit facility had not been used.

 Equipment expenditures during the nine months ended September 30, 2017 were $139,736, compared to $35,379 in the same period a year ago.  We filed patent applications at a cost to us of $17,217 in the first nine months of 2017 versus $8,954 in the same period in 2016.

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

As of September 30, 2017, cash was $2,708,924, accounts receivable were $724,063 and current liabilities were $846,160 resulting in a net liquid asset amount of $2,586,827.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended September 30, 2017 and for the quarter ended September 30, 2016, warranty costs were not deemed significant.

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

In March 2017 we acquired the R.A.D.A.R. assets from TRCK, which consisted of production equipment and of hardware device technology (the “Devices”) that are depreciated over 5 years using the double declining balance method when placed in service. With the R.A.D.A.R. assets, we also purchased software designed to measure breath alcohol content of the user and software technology designed to allow the Devices to be configured and to capture and manage the data being returned from the Devices, as well as 6 issued U.S. patents and 16 domestic and international patent applications.  This software and the patents and patent applications are being amortized over 15 years using the straight-line method.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

(b)  Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the nine months ended September 30, 2017 or during the nine months ended September 30, 2016.  Options entitling their holder to purchase 23,500 shares of stock at $2.32 apiece lapsed during the nine months ended September 30, 2017.  There were no sales of equity securities during the nine months ended September 30, 2017 or during the nine months ended September 30, 2016.

 ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
10.1
Amended and Restated Employment Agreement dated October 5, 2017 by and between Lifeloc Technologies, Inc. and Wayne Willkomm, Ph.D. (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2017)

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

LIFELOC TECHNOLOGIES, INC.

November 14, 2017	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

November 14, 2017	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
10.1
Amended and Restated Employment Agreement dated October 5, 2017 by and between Lifeloc Technologies, Inc. and Wayne Willkomm, Ph.D. (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2017)

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