Form 10-K
period 2017-12-31
Lifeloc Technologies, Inc
filed 2018-03-26
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒     No   ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                            Accelerated filer  ☐                 Non-accelerated filer  ☐                      Smaller reporting company   ☒ Emerging growth company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 369,192 shares of common stock held by non-affiliates of the issuer on such date was $3,691,920.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 10, 2018:

Common Stock, no par value	2,454,116

Documents Incorporated by Reference: Items 10, 11, 13 and 14, and a portion of Item 12 of Part III are incorporated by reference from portions of the registrant's Definitive Proxy Statement for the 2018 Annual Shareholders' Meeting, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2017.

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

Alcohol Breath Testers

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

In the third quarter of 2014 we received approval from DOT for our EASYCAL® automatic calibration station for use with our Phoenix ® 6.0 Evidential Breath Testers, and we began shipments of the EASYCAL® to our law enforcement, corrections, workplace and international customers.   The EASYCAL® is a first of its kind device that automatically performs breath tester instrument calibration, calibration verification and gas management.  As compared to manual instrument calibration, the EASYCAL® reduces the opportunity for human error, saves time and reduces operating costs.

In October 2015 we expanded our Sentinel™ line with the Sentinel™ VA alcohol screening station, a fully automated station to control vehicular access to safety critical facilities, such as mines, refineries, power stations and nuclear facilities.  All drivers entering a secure area can be tested quickly and efficiently.

Testers for Drugs of Abuse

In October 2014 we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a breathalyzer that tests for Tetrahydrocannabinol ("THC"), the principal psychoactive constituent in cannabis.  Terms of the grant required us to submit invoices as work is performed.  We received $25,000, $42,396, $44,523, and $11,288 of grant reimbursements of allowed expenses in 2014, 2015, 2016 and 2017 respectively. These reimbursements are included in our Statements of Income as reductions in Research and Development cost. No revenue has been recognized from these grant reimbursements. The grant completion date was August 31, 2017, at which point $126,793 of grant funds remained unused and are no longer available. This development effort is continuing beyond the completion of the grant.

In August 2016 we entered into an exclusive patent license agreement with Sandia Corporation pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse.  SpinDx uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of drugs of abuse.  SpinDx has demonstrated the ability to detect levels of THC down to 1 nanogram per milliliter under laboratory conditions.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites.  Resolving the psychoactive levels from metabolites is an important step in establishing impairment.  We believe this license agreement signifies the beginning of a relationship that will become material to the Company in the future.  A prototype was built by Sandia under our Cooperative Research and Development Agreement and received in 2017, after which we commenced work on commercializing the device. We plan to continue and intensify these efforts in 2018.

There is no assurance that our efforts to develop a THC breathalyzer will be successful or that significant sales will result from such development if successful.

Real Property

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 5,531 are currently leased to two tenants under leases that expire at various times in 2020. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in October 2024.

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

On March 8, 2017, we acquired certain assets comprised of: (1) handheld hardware device technology (the "RADAR Mobile Devices"), designed to measure breath alcohol content of the user; and (2) software technology called RADAR Reporting Center designed to allow the RADAR Mobile Devices to be configured and to capture and manage the data being returned from the RADAR Mobile Devices (together with the RADAR Mobile Devices, the "RADAR Assets"). The purchase price for these assets was $860,000.  Although there is no assurance of market acceptance, widespread adoption of the RADAR Mobile Devices may provide an alternative to, and thus lower, incarceration rates through better offender monitoring.
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

Marketing

Marketing activities associated with our business include the communication of our value proposition through direct mail, direct and indirect sales channels, trade shows and an information-rich online presence.  We sell our products to the workplace and international markets primarily through distributors.  We sell our law enforcement, corrections and consumer products directly to the end user and our OEM products directly to manufacturers. Leveraging our installed base is important, as is maintaining a well trained distributor network.  In 2009, we revised our workplace distributor program to place additional emphasis on volume incentives for growth in the form of a rebate program.  Under the program, distributors receive a progressively greater percentage rebate based on the dollar sales they generate. We believe this program helps incentivize our distributors to achieve a higher level of sales than would otherwise be the case.

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

Research and Development

Lifeloc defines its business broadly to include "near and remote sensing" applications in markets including those outside of traditional alcohol testing.  We believe that our future success depends to a large degree on our ability to conceive and develop improved alcohol detection and measurement products, as well as to identify attractive opportunities for growth outside of breath alcohol testing.  Accordingly, we expect to continue to invest in research and development.  We spent $1,076,763 and $1,037,035 during 2017 and 2016, respectively, on research and development. The amount spent in 2017 was higher than the amount spent in 2016 due primarily to increased research and development related to the RADAR assets, as well as receiving less grant proceeds in 2017 vs. 2016.  We expect to increase our emphasis on new product development efforts for existing and new markets.

Raw Materials and Principal Suppliers

A basic component of our instrument product line is the fuel cell, which we obtain from only a few suppliers.  We believe that our demand for this component is small relative to the total supply, and that the materials and services required for the production of our products are currently available in sufficient quantities and will be available for the foreseeable future.  However, there are relatively few suppliers of the high-quality fuel cells which our breathalyzers require.  Any sudden disruption to the supply of our fuel cells would pose a significant risk to our business. New sources of fuel cells are uncertain at this time and changes to our fuel cells require approval by the DOT, which, if not received, could have a material effect on our revenues.  While we have traditionally used only one supplier of fuel cells, we have been developing our own fuel cell manufacturing capability.  Processes are still being developed for assembly of fuel cells using purchased sensors.  We expect to finalize the assembly of our own fuel cells in 2018.  Once completed, we intend to submit devices utilizing our assembled fuel cells to the Department of Transportation for approval in our Evidential Breath Testers. If our own fuel cells are approved, Lifeloc will pursue a two-supplier strategy as necessary to meet the needs of the Company.

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

We file for patents, copyrights and trademarks to protect our intellectual property rights to the extent practicable.  We hold the rights to twelve United States patents and have three patent applications pending, along with international patent applications on our EASYCAL® calibration station and on certain RADAR assets.  These patents have expiration dates ranging from October 2020 to August 2033.  In 2015 we filed two utility patent applications related to our volatile substance testing equipment and methods, one of which has been abandoned and the other of which is still pending.  In 2017, we acquired seven United States patents and several active international patent applications in connection with our purchase of the RADAR assets. The RADAR patents and patent applications provide protection around the biometric identification methods used in the RADAR devices along with a removable sampling chamber for maximum hygienics. We are not aware of any infringements of our patents.  We act to protect our patents from infringement in each instance where we determine that doing so would be economical in light of the expense involved and the level and availability of our financial resources.  While we believe that each of our pending applications relate to a patentable device or concept, there is no guarantee that the patents will be issued.

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

Employees

As of December 31, 2017, we had 32 full-time employees and 4 part-time employees.  We are not a party to any collective bargaining agreements.

Customers

Revenues from our largest customers, as a percentage of total revenues, for 2017 and 2016 were as follows:

	2017	2016
Customer A	8%	7%
Customer B	5%	5%
Customer C	4%	4%
All others	83%	84%
Total	100%	100%

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

Government Regulation of the Business
All breath testers sold in the United States explicitly for personal use are regulated as Class I medical devices by the Food and Drug Administration ("FDA"). These regulations apply to the manufacture and sale of our LifeGuard® product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  On June 26, 2017, we were inspected by the FDA and no violations were issued.
In connection with its distribution of cylinders of ethanol in nitrogen for use in calibrating breath alcohol testers (described above under "—Environmental Matters"), Lifeloc has trained on and is following the requirements of OSHA's Hazardous Communications Standard of 2012 (referred to as "HazCom 2012"). Compliance with HazCom 2012 requires providing employee information and training, labeling of chemicals used by Lifeloc and updating MSDS to the new harmonized Safety Data Sheets ("SDS") as they become available. It also requires us to prepare and implement a hazard communication program to follow for workers potentially exposed to hazardous chemicals.
We are also subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the Conforming Products List of Evidential Breath Alcohol Measurement Devices (the "CPL") published periodically in the Federal Register.  Law enforcement applications also require that portable breath testing instruments be included on the CPL.  Lifeloc's FC10, FC20, EV30, Phoenix® and Phoenix® 6.0 are included on the CPL.  We believe that we were in substantial compliance with the regulations described above as of December 31, 2017 for our products sold into these markets and states.
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

Our business can be positively or negatively affected by fluctuations in exchange rates and country by country economic conditions.  Our international customers may increase, reduce, delay or cancel their purchases of our products if exchange rates are unfavorable to importation.  Unfavorable economic and currency situations may force us to adjust prices downward to remain competitive. We could incur losses if a customer's business fails and the customer is unable to pay us, or pay us on a timely basis. Likewise, if our suppliers have difficulty in obtaining credit or in operating their businesses, they may not be able to provide us with the materials we use to manufacture our products. Our law enforcement business is dependent on the availability of federal and state grants to fund new equipment purchases. Should this funding be unavailable or delayed, our volume may be negatively affected. Our workplace business may be affected by the health of industries with safety sensitive jobs such as oil and gas and transportation. Demand for our products may be affected by downturns in these segments.  These actions could result in reduced revenues and higher operating costs, and have an adverse effect on our results of operations and financial condition.

We rely on customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

Seventeen percent of our total sales in 2017 were attributable to three customers, with whom we do not have long-term contracts.  If orders from those customers are not renewed, our revenues may be adversely affected.  Furthermore, at December 31, 2017, our accounts receivable balance included approximately $156,960 or 26% from one customer.

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

Our ongoing investment in new products, services, and technologies is inherently risky, and could disrupt our ongoing businesses.

We have invested and expect to continue to invest in new products, services, and technologies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results.

We are subject to a high degree of regulatory oversight, and, if we do not continue to receive the necessary regulatory approvals, our revenues may decline.

We are subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the CPL.  Law enforcement applications also require that portable breath testing instruments be included on the CPL.  Lifeloc's FC10, FC20, EV30, Phoenix® and Phoenix® 6.0 are included on the Conforming Products List of Evidential Breath Alcohol Measurement Devices ("CPL").  We believe that we were in substantial compliance with the regulations described above as of December 31, 2017 for our products sold into these markets and states. In addition, our LifeGuard® product is regulated as a Class I medical device by the Food and Drug Administration ("FDA").

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products.  We maintain product liability insurance to cover us in the event of liability claims, and as of December 31, 2017, no such claims have been asserted or threatened against us.  However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Vern D. Kornelsen, Chairman of our Board of Directors, Secretary, and Chief Financial Officer, beneficially owned approximately 77% of our outstanding common stock as of December 31, 2017.  Through this ownership, Mr. Kornelsen is able to control the composition of our Board and direct our management and policies. Accordingly, Mr. Kornelsen has the direct or indirect power to:

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

Item 2.  Properties

On October 31, 2014, we purchased the commercial property the Company uses as its corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which approximately 16,794 square feet are occupied by us and approximately 5,531 square feet are currently leased to two tenants under leases that expire at various times in 2020. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.

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

Item 4.  Mine Safety Disclosures

Not applicable.
PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2017, we had 75 shareholders of record. Our common stock is not listed on an established public trading market. Since January 17, 2012, our stock has been quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our shares is LCTC. Trading in our common stock is limited and sporadic. Subject to the foregoing qualification, the following table sets forth the range of bid quotations for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2017	Bid Price	Fiscal 2016	Bid Price
1st Quarter	$7.25 – 21.00	1st Quarter	$6.70 – 8.83
2nd Quarter	$9.00 – 14.96	2nd Quarter	$4.15 – 7.08
3rd Quarter	$6.00 – 13.00	3rd Quarter	$3.80 – 5.20
4th Quarter	$5.25 – 8.00	4th Quarter	$4.15 – 14.08

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

None.

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

Recent Developments

On March 8, 2017, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Track Group Inc., a Delaware corporation, and its wholly owned subsidiary Integrated Monitoring Systems, LLC, a Colorado limited liability company. Pursuant to the terms and conditions of the Asset Purchase Agreement, we acquired certain assets comprised of: (1) handheld hardware device technology (the "RADAR Mobile Devices"), designed to measure breath alcohol content of the user; and (2) software technology called RADAR (Real-time Alcohol Detection and Reporting) Reporting Center designed to allow the Device to be configured and to capture and manage the data being returned from the Device (together with the Device, the "RADAR Assets"). The purchase price under the Asset Purchase Agreement was $860,000. Under the Asset Purchase Agreement, we assumed certain liabilities and obligations, including contractual obligations, and various other liabilities and obligations arising out of or relating to the RADAR Assets, including obligations related to current customers of the RADAR Assets. The Asset Purchase Agreement contains customary representations, warranties, and covenants and provides for indemnification rights with respect to a breach of a representation, warranty or covenant by either party.  Although there is no assurance of market acceptance, widespread adoption of the RADAR Mobile Devices may provide an alternative to, and thus lower, incarceration rates through better offender monitoring.

Results of Operations

For the year ended December 31, 2017 compared to the year ended December 31, 2016.

Net sales. Our product sales for the year ended December 31, 2017 were $7,629,474, a decrease of 3% from $7,888,786 for the same period a year ago.  This decrease is primarily attributable to prevailing market conditions, including a decrease in sales in the oil and gas sector.  When royalties of $289,588 and rental income of $71,676 are included, total revenues of $7,990,738 decreased by $390,397, or 5%, for the year ended December 31, 2017 when compared to the same 12 months a year ago. Rental income decreased due to the termination of a tenant lease that was not immediately replaced, and royalties decreased due to a decrease in sales by royalty-paying customers.

Gross profit.  Gross profit for the year ended December 31, 2017 of $3,712,864 represented a decrease of 11% from total gross profit of $4,178,406 for the year ended December 31, 2016, primarily as a result of decreased sales volume, decreased rental income in 2017, and lower royalties.  Cost of product sales increased from $4,137,206 in the year ended December 31, 2016 to $4,178,268 in the same period in 2017, or 1%, primarily as a result of costs associated with the purchase in March 2017 of the RADAR mobile device product line, which was not yet accompanied by a proportionate increase in revenues.  Gross profit margin on products decreased to 45% in the year ended December 31, 2017 from 48% in the year ended December 31, 2016 primarily for the same reason.

Research and development expenses.  Research and development expenses were $1,076,763 for the year ended December 31, 2017, representing an increase of 4% over the $1,037,035 in the same period a year ago.  This increase resulted mostly from lower grant reimbursements this year vs. a year ago.

Sales and marketing expenses.   Sales and marketing expenses of $1,388,927 the year ended December 31, 2017 were higher than the $1,359,043 spent in the same period a year ago by 2%, or $29,884.  This increase is attributable primarily to higher advertising costs in 2017.

General and administrative expenses.   General and administrative expenses were $1,114,534 for the year ended December 31, 2017 vs. $1,147,349 for the year ended December 31, 2016, a decrease of $32,815 or 3%.

Other income (expense).  Other income was affected by a decrease in interest income of $6,446 in the year ended December 31, 2017, mostly as the result of less cash available for investment because of the asset acquisition in Q1 of 2017.  A business loan was paid in full in 2016, which resulted in the bad debt recovery of $4,500 in 2016 being absent in 2017.  Interest expense of $60,705 in the year ended December 31, 2017 vs. $65,963 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income.   We realized net income of $14,603 for the year ended December 31, 2017 compared to net income of $433,151 for the year ended December 31, 2016.  This decrease of $418,548, or 97%, was the result of the decrease in gross profit and of the changes in operating expenses discussed above, offset in part by a decrease in income taxes of $89,479.

Trends and Uncertainties That May Affect Future Results

Revenues in the year 2017 were lower compared to revenues in 2016.  We believe increased sales efforts, along with the re-launch of the RADAR Mobile Devices, may result in improved revenues in 2018 and beyond.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

Our 2018 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products for long-term growth.  We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2018.  However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

Interest expense. In connection with the financing of our building purchase on October 31, 2014 we obtained a 10-year term loan from Bank of America in an initial principal amount of $1,581,106 bearing interest at 4.45% per annum (which was decreased to 4% in 2016) and secured by a first-priority mortgage in the acquired property, as well as a one-year $250,000 line of credit (which was increased to $750,000 in 2017) bearing interest at a rate equal to the LIBOR daily floating rate plus 2.5%, secured by all assets of the Company. As a result of payments made on the loan, as well as a reduction of the interest rate in July 2016, our interest expense decreased from $65,963 for  FY 16 to $60,705 for FY 17.  There were no borrowings under the line of credit as of December 31, 2017.

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

In October 2014 we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a breathalyzer that tests for Tetrahydrocannabinol ("THC"), the principal psychoactive constituent in cannabis.  In 2016 the breathalyzer development effort was broadened to include the SpinDx technology as a potential detection method.  SpinDx has demonstrated the ability to detect very low levels of THC under laboratory conditions.  Terms of the grant require us to submit invoices as work is performed.  We received $25,000, $42,396, $44,523, and $11,288 of grant reimbursements of allowed expenses in 2014, 2015, 2016 and 2017 respectively. The grant completion date was August 31, 2017, at which point $126,793 of grant funds remained unused and are no longer available. This development effort is continuing beyond the completion of the grant. There is no assurance that this effort to develop a THC breathalyzer will be successful or that significant sales will result from such development if successful.

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2016), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (raised to $750,000 in 2017) from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At December 31, 2017 this credit facility had not been used.

Except for normal operating contractual commitments and purchase orders, and aside from the commitments under our term loan and line of credit with Bank of America, we do not have any material contractual commitments requiring settlement in the future. See "Note 6 – Commitments and Contingencies" to our Financial Statements in Part II - Item 8.

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

As of December 31, 2017, cash was $2,669,455, trade accounts receivable were $593,326 and current liabilities were $745,387 resulting in net liquid assets of $2,517,394.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to seek additional sources of capital and/or to implement cost reduction measures, as necessary.

Property and equipment expenditures during FY 17 were $11,846 compared to $42,807 for FY 16.  We filed patent applications at a cost to us of $17,217 in 2017 versus $8,954 in 2016.  The acquisition of RADAR equipment and software in 2017 was $748,198, and the related patents were $100,000.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  In 2014 we began providing a lifetime warranty on fuel cells.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the year ended December 31, 2017 and for the year ended December 31, 2016, warranty costs were not deemed significant.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years (three years for software and technology licenses).  We use the double declining method of depreciation for property and equipment, and the straight line method for software and technology licenses. We purchased all of the assets of STS, an online education company, in 2014, which consisted of training courses that are amortized over 15 years using the straight line method.  In October 2014, we purchased our building. A majority of the cost of the building is depreciated over 39 years using the straight line method. In addition, based on the results of a third party analysis, a portion of the cost was allocated to components integral to the building.  Such components are depreciated over 5 and 15 years, using the double declining method and the straight line method respectively.  The RADAR mobile devices, and the RADAR software and patents that were purchased in March 2017 are depreciated over 5 years using the double declining balance method, and amortized over 15 years, using the straight line method, respectively.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Lifeloc Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lifeloc Technologies, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of income, stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Causey Demgen & Moore P.C.
Causey Demgen & Moore P.C.

We have served as the Company's auditor since 2016.

Denver, Colorado
March 23, 2018

LIFELOC TECHNOLOGIES, INC.
Balance Sheets

ASSETS
	December 31,	December 31,
CURRENT ASSETS:	2017	2016
Cash	$2,669,455	$3,772,064
Accounts receivable, net	593,326	495,397
Inventories, net	1,175,103	835,609
Income taxes receivable	121,401	114,673
Prepaid expenses and other	21,804	52,072
Total current assets	4,581,089	5,269,815

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	0
Production equipment and software	556,025	456,005
Training courses	432,375	432,375
Office equipment and software	204,282	193,332
Sales and marketing equipment	216,330	228,908
Research and development equipment and software	131,770	78,157
Less accumulated depreciation	(1,349,499)	(1,112,498)
Total property and equipment, net	3,007,458	2,523,006

OTHER ASSETS:
Patents, net	177,244	71,909
Deposits and other	259,037	98,991
Deferred taxes	66,531	109,727
Total other assets	502,812	280,627

Total assets	$8,091,359	$8,073,448

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$297,096	$284,590
Term loan payable, current portion	42,101	40,218
Customer deposits	48,763	51,611
Accrued expenses	264,290	239,833
Deferred revenue, current portion	53,137	64,283
Reserve for warranty expense	40,000	40,000
Total current liabilities	745,387	720,535

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,410,185	1,455,604

DEFERRED REVENUE, net of current portion	9,683	8,665

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,580,177	4,557,320
Retained earnings	1,345,927	1,331,324
Total stockholders' equity	5,926,104	5,888,644

Total liabilities and stockholders' equity	$8,091,359	$8,073,448

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statements of Income

	Years Ended December 31,
	2017	2016
REVENUES:
Product sales	$7,629,474	$7,888,786
Royalties	289,588	392,603
Rental income	71,676	99,746
Total	7,990,738	8,381,135

COST OF SALES	4,277,874	4,202,729

GROSS PROFIT	3,712,864	4,178,406

OPERATING EXPENSES:
Research and development	1,076,763	1,037,035
Sales and marketing	1,388,927	1,359,043
General and administrative	1,114,534	1,147,349
Total	3,580,224	3,543,427

OPERATING INCOME	132,640	634,979

OTHER INCOME (EXPENSE):
Interest income	6,824	13,270
Bad debt recovery	-	4,500
Interest expense	(60,705)	(65,963)
Total	(53,881)	(48,193)

NET INCOME BEFORE PROVISION FOR TAXES	78,759	586,786

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(64,156)	(153,635)

NET INCOME	$14,603	$433,151

NET INCOME PER SHARE, BASIC	$0.01	$0.18

NET INCOME PER SHARE, DILUTED	$0.01	$0.17

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,518,188	2,547,430
See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statements of Cash Flows

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2017	2016
Net income	$14,603	$433,151
Adjustments to reconcile net income to net cash
provided by (used in) operating activities-
Depreciation and amortization	288,017	283,165
Provision for doubtful accounts, net change	-	(4,500)
Provision for inventory obsolescence, net change	27,500	-
Deferred taxes, net change	43,196	11,613
Reserve for warranty expense, net change	-	6,900
Stock based compensation expense related to
stock options	22,857	24,308
Changes in operating assets and liabilities-
Accounts receivable	(97,929)	112,920
Inventories	(366,994)	(33,948)
Income taxes receivable	(6,728)	(33,642)
Prepaid expenses and other	30,268	(28,793)
Deposits and other	(160,046)	(89,677)
Accounts payable	12,506	61,614
Customer deposits and deferred grant revenue	(2,848)	(41,259)
Accrued expenses	24,457	(35,163)
Deferred revenue	(10,128)	(35,395)
Net cash provided from (used in)
operating activities	(181,269)	631,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,846)	(42,807)
Cash paid for equipment and software acquired in
asset acquisition	(748,198)	-
Cash paid for patents and patent applications acquired
in asset acquisition	(100,000)	-
Patent filing expense	(17,217)	(8,954)
Net cash (used in) investing activities	(877,261)	(51,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(44,079)	(34,659)
Net cash (used in) financing
activities	(44,079)	(34,659)

NET (DECREASE) INCREASE IN CASH	(1,102,609)	544,874

CASH, BEGINNING OF PERIOD	3,772,064	3,227,190

CASH, END OF PERIOD	$2,669,455	$3,772,064

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$65,348	$65,421

Cash paid for income tax	$40,096	$163,337

See accompanying notes.

Lifeloc Technologies, Inc.
Statement of Stockholders' Equity
Years Ended December 31, 2017 and 2016

	Common Stock
	Shares	Amount	Retained Earnings	Total
BALANCES, DECEMBER 31, 2015	2,454,116	$4,533,012	$898,173	$5,431,185

Net income	-	-	433,151	433,151
Stock based compensation expense
related to stock options	-	24,308	-	24,308

BALANCES, DECEMBER 31, 2016	2,454,116	4,557,320	1,331,324	5,888,644

Net income	-	-	14,603	14,603
Stock based compensation expense
related to stock options	-	22,857	-	22,857

BALANCES, DECEMBER 31, 2017	2,454,116	$4,580,177	$1,345,927	$5,926,104

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2017 and 2016

1.  ORGANIZATION AND NATURE OF BUSINESS

Lifeloc Technologies, Inc. ("Lifeloc" or the "Company") is a Colorado-based developer, manufacturer and marketer of portable hand-held and fixed station breathalyzers and related accessories, supplies and education.  We design, produce and sell fuel-cell based breath alcohol testing equipment.  We compete in all major segments of the breath alcohol testing instrument market, including law enforcement, workplace, corrections, original equipment manufacturing ("OEM") and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers' alcohol testing programs. We sell globally through distributors as well as directly to users.

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

Debt Issuance Costs.  In 2016, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03").  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  Deferred loan costs are amortized over the 20-year life of the term loan on a straight line basis, which approximates the effective interest method.  Total amortization during the years ended December 31, 2017 and 2016 was $542 and $542, respectively, and is included within interest expense on the statements of income.

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

Cash and Cash Equivalents.   For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2017 and 2016.

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

Concentration of Credit Risk.   Financial instruments with significant credit risk include cash and accounts receivable.  The amount of cash on deposit with two financial institutions exceeded the $250,000 federally insured limit at December 31, 2017 by $1,919,223.  However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Accounts Receivable.  Accounts receivable are typically unsecured and are derived from transactions with and from entities primarily located in the United States or from international distributors with a proven payment history; we require pre-payment for most international orders.  Accordingly, we may be exposed to credit risks generally associated with the alcohol monitoring industry.  Our credit policy calls for payment in accordance with prevailing industry standards, generally 30 days with occasional exceptions of up to 60 days for large established customers.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended December 31	2017	2016
Balance, beginning of year	$35,000	$35,000
Provision for estimated losses	10,669	5,301
Write-off of uncollectible accounts	(10,669)	(5,301)
Balance, end of year	$35,000	$35,000

The net accounts receivable balance at December 31, 2017 of $593,326 included an account from one customer of $156,960 (26%), and no more than 10% from any other single customer. The net accounts receivable balance at December 31, 2016 of $495,397 included an account from one customer of $113,948 (23%) and no more than 6% from any other single customer.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At December 31, 2017 and December 31, 2016, inventory consisted of the following:

	2017	2016
Raw materials & deposits	$809,867	$592,771
Work-in-process	181,976	42,366
Finished goods	243,260	287,972
Total gross inventories	1,235,103	923,109
Less reserve for obsolescence	(60,000)	(87,500)
Total net inventories	$1,175,103	$835,609

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended December 31	2017	2016
Balance, beginning of year	$87,500	$87,500
Provision for estimated obsolescence	21,965	30,134
Write-off of obsolete inventory	(49,465)	(30,134)
Balance, end of year	$60,000	$87,500

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years; three years for software and technology licenses; 15 years for training courses; 39 years for the cost of the building we purchased in October 2014.  We utilize the double-declining method of depreciation for property and equipment, and the straight-line method of depreciation for software, training courses, and the building, due to the expected usage of these assets over time. These methods are expected to continue throughout the life of the assets.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.  Depreciation expense for the years ended December 31, 2017 and 2016 was $275,592 and $243,326 respectively.

Long-Lived Assets.   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.  No impairments were recorded for the years ended December 31, 2017 and 2016 respectively.

Patents.   The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (20 years for utility patents in the United States, and 14 years for design patents).  Amortization expense, including impairments, for the years ended December 31, 2017 and 2016 was $11,882 and $39,297 respectively.  Amortization expense for each of the next 5 years is estimated to be $13,227 per year.  Capitalized costs are expensed if patents are not granted.  We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.  Impairments of $0 and $29,386 were included in amortization expense for the years ended December 31, 2017 and 2016 respectively.  A summary of our patents at December 31, 2017 and 2016 is as follows:

	2017	2016
Patents issued	$190,508	$22,775
Patent applications	24,321	74,837
Accumulated amortization	(37,585)	(25,703)
Total net patents	$177,244	$71,909

Deposits and Other Assets.  We include the long-term portion of installment receivables and the long-term portion of prepaid consulting with deposits.

Accrued Expenses.  We have accrued various expenses in our December 31 balance sheets, as follows.

	2017	2016
Compensation	$139,841	$135,585
Property and other taxes	96,097	49,092
Rebates	28,352	37,562
State income tax	-	12,408
Interest	-	5,186
	$264,290	$239,833

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

Years Ended December 31	2017	2016
Balance, beginning of year	$40,000	$33,100
Provision for estimated warranty claims	38,153	46,980
Claims made	(38,153)	(40,080)
Balance, end of year	$40,000	$40,000

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  For the years ended December 31, 2017 and 2016, we did not have any interest or penalties or any significant uncertain tax positions.

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

Grants.  We apply for and receive job training and other grants.  In September 2014 we were notified that we had been awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a marijuana breathalyzer that is currently under development.  Grants are recognized as reductions of expense when received.  In 2017 and 2016, we received expense reimbursement grants of $11,288 and $44,523 respectively.

Rebates.  Our rebate program is available to certain of our North American workplace distributors in good standing who are responsible for sales equaling at least $25,000 in one calendar year.  Distributors who meet the required sales threshold automatically earn a rebate equal to between 1 and 10 percent of that distributor's total sales of the Company's products.  We accrue for these rebates monthly; they are shown in our balance sheets as accrued expenses and are included in sales and marketing expense in our statements of income.

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

Stock-based compensation expense recognized under ASC 718 for years 2017 and 2016 was $22,857 and $24,308 respectively.  Stock-based compensation expense related to employee stock options under ASC 718 is allocated to General and Administrative Expense when incurred.

Segment Reporting.   We have concluded that we have two operating segments, including our primary business which is as a developer, manufacturer and marketer of portable hand-held breathalyzers and related accessories, supplies and education.  As a result of purchasing our building on October 31, 2014, we have a second segment consisting of renting portions of our building to existing tenants, whose leases expire at various times until July 31, 2020.

Basic and Diluted Income and Loss per Common Share.  Net income or loss per share is calculated in accordance with ASC Topic 260, Earnings Per Share ("ASC 260").  Under the provisions of ASC 260, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  Dilution from potential common shares outstanding at December 31, 2017 and 2016 was $0.00 and $0.01 per share, respectively.

Recent Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements.

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09").  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services."  In August 2015, the FASB issued ASU No. 2015-14, which deferred by one year the mandatory effective date of ASU 2014-09.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  We have determined that we will adopt the new revenue standard in 2018 retrospectively, with the cumulative effect of initial application recognized in retained earnings.  We do not expect this new standard to have a material impact on our financial statements or related disclosures.

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

The original rental equipment not yet in service of $178,052 was transferred to inventory.

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

The following table presents the calculation of basic and diluted net income per common share:

	Years Ended
	December 31, 2017	December 31, 2016
Net income	$14,603	$433,151
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	64,072	93,314
Weighted average shares-diluted	2,518,188	2,547,430
Net income per share-basic	$.01	$.18
Net income per share-diluted	$.01	$.17
Antidilutive employee stock options	-	-

5.  STOCKHOLDERS' EQUITY

Stock Option Plan.   In January 2013, we adopted our 2013 Stock Option Plan (the "2013 Plan") to promote the Company's and its stockholders' interests by helping us to attract, retain and motivate our key employees and associates. Under the terms of the 2013 Plan, our Board of Directors (the "Board") can grant either "nonqualified" or "incentive" stock options, as defined by the Internal Revenue Code and related regulations. The purchase price of the shares subject to a stock option is the fair market value of our common stock on the date the stock option is granted.  Generally, all stock options must be exercised within five years from the date granted. The number of common shares reserved for issuance under the 2013 Plan is 150,000 shares of common stock, subject to adjustment for dividend, stock split or other relevant changes in our capitalization.   The 2013 Plan was approved by our shareholders at their regular annual meeting on April 1, 2013.

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends.  Options to purchase 50,000 shares of stock at $6.00 apiece were granted in 2017 and remain outstanding.  Options to purchase 50,000 shares of stock at $8.83 apiece were granted in 2016, all of which were cancelled in 2017.

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

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended December 31, 2017 and 2016 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2015	79,000	$2.66
Granted	50,000	-
Exercised	-	-
Forfeited/expired	(43,500)	-
BALANCE AT DECEMBER 31, 2016	85,500	$6.13
Granted	50,000	-
Exercised	-	-
Forfeited/expired	(75,500)	-
BALANCE AT DECEMBER 31, 2017	60,000	$5.39

 The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2017:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32	10,000	.75	$2.32	10,000	$2.32
$6.00	50,000	4.50	$6.00	-	-
	60,000			10,000

Of the 10,000 options exercisable as of December 31, 2017, all are incentive stock options. The exercise price of all options granted through December 31, 2017 has been equal to or greater than the fair market value as of the date of grant, as determined by the Board.  As of December 31, 2017, 83,300 options exercisable for our common stock remain available for grant under the 2013 Plan.

Options to purchase 50,000 shares of stock at $8.83 apiece were granted during the year ended December 31, 2016.  These options were forfeited and replaced with options to purchase 50,000 shares of stock at $6.00 apiece in 2017 in conjunction with the amendment of an employment agreement.  Vesting of these options is subject to performance achieved during the years ending December 31, 2019 and 2020.   The provisions of ASC 718-10-55 require the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values.  Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model.  The BSM option pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk free interest rate and expected dividends.  For the options granted in 2017, the pricing model assumptions were: risk-free interest rate 1.94%, expected life 5 years, expected volatility 29%, expected dividend rate 0%. Applying these assumptions resulted in a fair value of $87,341, which will result in stock option expense of approximately $1,456 per month through September 30, 2022 being charged against operations with a corresponding credit to capital. Share-based compensation cost for the year ended December 31, 2017 was $22,857 and $24,308 for the year ended December 31, 2016.

No options were exercised during the years ended December 31, 2017 and 2016.

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

Year	Amount

2018	$42,535
2019	44,292
2020	45,964
2021	48,021
2022	50,005
2023– 2024	1,230,599
Total	1,461,416
Less financing cost	(9,130)
Net term loan payable	1,452,286
Less current portion	(42,101)
Long term portion	$1,410,185

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of December 31, 2017 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,770,157 at December 31, 2017.

Regulatory Commitments. With respect to our LifeGuard® product, we are subject to regulation by the United States Food and Drug Administration ("FDA").  The FDA provides regulations governing the manufacture and sale of our LifeGuard® product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  On June 26, 2017, we were inspected by the FDA and no violations were issued. We are also subject to regulation by the DOT and by various state departments of transportation so far as our other products are concerned.  We believe that we are in substantial compliance with all known applicable regulations.

7.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2017, and bears interest at a rate equal to the LIBOR daily floating rate of 1.4375% and .6882% on December 31, 2017 and 2016, respectively, plus 2.5%.  The agreement was amended May 15, 2017 to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2018.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of December 31, 2017 and December 31, 2016.

8.  INCOME TAXES

We account for income taxes under ASC 740, which requires the use of the liability method.  ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  We have a Federal General Business Credit carryover available for 2018 of $63,881.

Our income tax provision is summarized below:

Years Ended	December 31, 2017	December 31, 2016
Current:
Federal	$15,177	$114,335
State	5,783	27,686
Total current	20,960	142,021
Deferred:
Federal	41,845	10,199
State	1,351	1,415
Total deferred	43,196	11,614
Total	$64,156	$153,635

On December 22, 2017, the new Federal tax law was signed, lowering the corporate tax rate to 21%. The resulting change in deferred taxes is noted in the table below. The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	December 31, 2017	December 31, 2016
Federal statutory rate	$29,706	$193,896
Effect of:
State taxes, net of federal tax benefit	7,134	29,101
Research & development credit	(14,529)	(67,330)
Federal tax rate change	32,110	-
Other	9,735	(2,032)
Total	$64,156	$153,635

The components of the deferred tax asset are as follows:

	Years Ended December 31,
Current Deferred Tax Assets:	2017	2016
Bad debt reserve	$8,971	$13,300
Inventory reserve	15,378	33,250
Accrued vacation	15,830	20,256
Deferred income	16,100	27,721
Warranty reserve	10,252	15,200
Total deferred tax assets	$66,531	$109,727

Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before 2014 or state examinations for years before 2013.

9.  LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at December 31, 2017 or December 31, 2016, and therefore made no accruals for legal proceedings in either 2017 or 2016.

10.  MAJOR CUSTOMERS/SUPPLIERS

We depend on sales that are generated from our customers' ongoing usage of alcohol testing instruments.

One customer contributed 8% ($623,506) to our total sales in 2017, a second customer contributed 5% ($418,819), a third customer contributed 4% ($290,098), and no other customer contributed more than 3%.  One customer contributed 7% ($625,874) to our total sales in 2016, a second customer contributed 5% ($385,840), a third customer contributed 4% ($369,815), and no other customer contributed more than 3%.  In making this determination, we considered the federal government, state governments, local governments, and foreign governments each as a single customer.

In 2017, we depended upon three vendors for approximately 35% of our purchases (three vendors and 24% respectively in 2016).

11.  DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We have adopted a 401(k) Profit Sharing Plan ("401(k) Plan") which covers all full-time employees who have completed 3 months of full-time continuous service and are age eighteen or older. Participants may defer up to 100% of their gross pay up to 401(k) Plan limits.  Participants are immediately vested in their contributions.  We make monthly discretionary matching contributions of 3% of the total payroll of the participating employees.  In 2017 and 2016 we contributed $51,456 and $45,142 respectively.  The participants vest in Company contributions based on years of service, with a participant fully vested after six years of credited service.

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

13. BUSINESS SEGMENTS

We currently have two business segments: (i) the sale of physical products, including portable hand-held breathalyzers and related accessories, supplies, education, training ("Product Sales"), and royalties from development contracts with OEM manufacturers ("Royalties" and, together with Product Sales, the "Products" segment), and (ii) rental of a portion of our building (the "Rentals" segment).  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

Operating profits for these segments exclude unallocated corporate items.  Administrative and staff costs were commonly used by all business segments and were indistinguishable.

The following sets forth information about the operations of the business segments for the years ended December 31, 2017 and 2016.

	2017	2016
Product sales	$7,629,474	$7,888,786
Royalties	289,588	392,603
Products subtotal	7,919,062	8,281,389
Rentals	71,676	99,746
Total	$7,990,738	$8,381,135

Gross profit (loss):
Product sales	$3,451,206	$3,751,580
Royalties	289,588	392,603
Products subtotal	3,740,794	4,144,183
Rentals	(27,930)	34,223
Total	$3,712,864	$4,178,406

Interest expense:
Product sales	$31,827	$38,582
Royalties	-	-
Products subtotal	31,827	38,582
Rentals	28,878	27,381
Total	$60,705	$65,963

Net income before taxes:
Product sales	$(154,021)	$187,341
Royalties	289,588	392,603
Products subtotal	135,567	579,944
Rentals	(56,808)	6,842
Total	$78,759	$586,786

There were no intersegment revenues.

At December 31, 2017, $904,768 of our assets were used in the Rentals segment, with the remainder, $7,186,591, used in the Products and unallocated segments.

Future rental income and related expenses will depend on whether existing leases are renewed. Minimum base rents for leases in place at December 31, 2017 are scheduled to be $58,886 in 2018, $59,892 in 2019, and $32,768 in 2020.

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the "Exchange Act").  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Internal Control over Financial Reporting

(a)	Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2014.  Based on our evaluation under the framework in Internal Control-Integrated Framework issued by the COSO in 2014, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

(c)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2017.

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2017.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	60,000	$6.13	83,300
Equity compensation plans not approved by security holders	-	-	-
Total	60,000	$6.13	83,300

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2017.

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2017.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our financial statements are provided under Item 8 of this Annual Report.

(b) The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated as of March 8, 2017, by and among Lifeloc Technologies, Inc., Integrated Monitoring Systems, LLC, and Track Group Inc. (5)
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (4)
4.1	Form of Certificate representing Common Stock (1)
10.1	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.2	Form of Standard Distribution Agreement (1)
10.3	Loan Agreement with Bank of America (Term Loan), dated October 29, 2014 (3)
10.4	Deed of Trust with Bank of America, dated October 29, 2014 (3)
10.5	Security Agreement with Bank of America, dated October 29, 2014 (3)
10.6	Loan Agreement with Bank of America (Line of Credit), dated October 29, 2014 (3)
10.7	Amendment No. 3 to Loan Agreement dated May 15, 2017 (6)
10.8†	2013 Stock Option Plan (2)
10.9†	Amended and Restated Employment Agreement with Wayne Willkomm, Ph.D., dated October 5, 2017 (7)
23.1*
Consent of Causey Demgen & Moore P.C. (contained in Item 8.  Financial Statements and Supplementary Data - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016, in this Annual Report)

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
(1) Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.
(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(3) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2014.
(4) Incorporated by reference to our Current Report on Form 8-K filed on April 4, 2017.
(5) Incorporated by reference to our Current Report on Form 8-K filed on March 10, 2017.
(6) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(7) Incorporated by reference to our Current Report on Form 8-K filed October 10, 2017.

*   Filed herewith.
†   Indicates a management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2018

LIFELOC TECHNOLOGIES, INC.

By:	/s/ Wayne R. Willkomm
Wayne R. Willkomm, Ph.D.
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne R. Willkomm	March 23, 2018
Wayne R. Willkomm, Ph.D.
Chief Executive Officer and President (Principal Executive Officer) Director

/s/ Vern D. Kornelsen	March 23, 2018
Vern D. Kornelsen
Chief Financial Officer (Principal Financial Officer) Director

/s/ Kristie L. LaRose	March 23, 2018
Kristie L. LaRose Controller (Principal Accounting Officer)

/s/ Robert Greenlee	March 23, 2018
Robert Greenlee Director
/s/ Michael J. Kornelsen	March 23, 2018
Michael J. Kornelsen, D.M.A. Director

/s/ Donald E. Siecke	March 23, 2018
Donald E. Siecke Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated as of March 8, 2017, by and among Lifeloc Technologies, Inc., Integrated Monitoring Systems, LLC, and Track Group Inc. (5)
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (4)
4.1	Form of Certificate representing Common Stock (1)
10.1	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.2	Form of Standard Distribution Agreement (1)
10.3	Loan Agreement with Bank of America (Term Loan), dated October 29, 2014 (3)
10.4	Deed of Trust with Bank of America, dated October 29, 2014 (3)
10.5	Security Agreement with Bank of America, dated October 29, 2014 (3)
10.6	Loan Agreement with Bank of America (Line of Credit), dated October 29, 2014 (3)
Amendment No. 3 to Loan Agreement dated May 15, 2017 (6)
10.7†	2013 Stock Option Plan (2)
10.8†	Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated October 5, 2017 (7)
23.1*
Consent of Causey Demgen & Moore P.C. (contained in Item 8.  Financial Statements and Supplementary Data - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016, in this Annual Report)

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
(1) Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.
(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(3) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2014.
(4) Incorporated by reference to our Current Report on Form 8-K filed on April 4, 2017.
(5) Incorporated by reference to our Current Report on Form 8-K filed on March 10, 2017.
(6) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(7) Incorporated by reference to our Current Report on Form 8-K filed October 10, 2017.

*   Filed herewith.
†   Indicates a management contract or compensatory plan or arrangement.