Form 10-Q
period 2018-03-31
Lifeloc Technologies, Inc
filed 2018-05-11
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

(303) 431-9500
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No  ☒ *

* The registrant is a voluntary filer of reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, and has filed all such reports during the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at May 7, 2018)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2018

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	March 31,
	2018	December 31,
CURRENT ASSETS:	(Unaudited)	2017
Cash	$2,706,355	$2,669,455
Accounts receivable, net	757,606	593,326
Inventories, net	1,182,511	1,175,103
Income taxes receivable	116,963	121,401
Prepaid expenses and other	103,836	21,804
Total current assets	4,867,271	4,581,089

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment and software	774,490	556,025
Training courses	432,375	432,375
Office equipment and software	261,385	204,282
Sales and marketing equipment	273,433	216,330
Research and development equipment and software	154,611	131,770
Less accumulated depreciation	(1,454,418)	(1,349,499)
Total property and equipment, net	3,258,051	3,007,458

OTHER ASSETS:
Patents, net	173,935	177,244
Deposits and other	2,184	259,037
Deferred taxes	65,596	66,531
Total other assets	241,715	502,812

Total assets	$8,367,037	$8,091,359

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$539,769	$297,096
Term loan payable, current portion	42,541	42,101
Customer deposits	44,619	48,763
Accrued expenses	300,696	264,290
Deferred revenue, current portion	47,908	53,137
Reserve for warranty expense	41,500	40,000
Total current liabilities	1,017,033	745,387

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,398,722	1,410,185

DEFERRED REVENUE, net of current portion	8,264	9,683

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,585,891	4,580,177
Retained earnings	1,357,127	1,345,927
Total stockholders' equity	5,943,018	5,926,104

Total liabilities and stockholders' equity	$8,367,037	$8,091,359

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended March 31,
REVENUES:	2018	2017
Product sales	$2,122,243	$1,882,189
Royalties	65,065	79,825
Rental income	14,601	22,457
Total	2,201,909	1,984,471

COST OF SALES	1,201,746	1,019,592

GROSS PROFIT	1,000,163	964,879

OPERATING EXPENSES:
Research and development	338,326	196,368
Sales and marketing	335,401	339,644
General and administrative	297,333	303,594
Total	971,060	839,606

OPERATING INCOME	29,103	125,273

OTHER INCOME (EXPENSE):
Interest income	2,184	1,416
Interest expense	(14,714)	(15,124)
Total	(12,530)	(13,708)

NET INCOME BEFORE PROVISION FOR TAXES	16,573	111,565

(PROVISION FOR) FEDERAL AND STATE INCOME TAXES	(5,373)	(33,572)

NET INCOME	$11,200	$77,993

NET INCOME PER SHARE, BASIC	$-	$0.03

NET INCOME PER SHARE, DILUTED	$-	$0.03

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,510,699	2,536,710

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2018	2017
Net income	$11,200	$77,993
Adjustments to reconcile net income to net cash
provided from (used in) operating activities-
Depreciation and amortization	107,878	61,752
Provision for doubtful accounts, net change	1,500	1,500
Provision for inventory obsolescence, net change	27,500	(43,417)
Deferred taxes, net change	935	17,200
Reserve for warranty expense, net change	1,500	1,500
Stock based compensation expense related to
stock options	5,714	6,164
Changes in operating assets and liabilities-
Accounts receivable	(165,780)	(263,351)
Inventories	(34,908)	(32,246)
Income taxes receivable	4,438	12,823
Prepaid expenses and other	(82,032)	(49,585)
Deposits and other	256,853	(1,557)
Accounts payable	242,673	(42,046)
Customer deposits	(4,144)	2,236
Accrued expenses	36,406	9,548
Deferred revenue	(6,648)	(6,846)
Net cash provided from (used in)
operating activities	403,085	(248,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(355,512)	(48,795)
Cash paid for software acquired in asset acquisition	-	(396,948)
Cash paid for equipment acquired in asset acquisition	-	(363,052)
Cash paid for patents and patent applications acquired
in asset acquisition	-	(100,000)
Patent filing expense	-	(7,717)
Net cash (used in) investing activities	(355,512)	(916,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(10,673)	(13,496)
Net cash (used in) financing
activities	(10,673)	(13,496)

NET INCREASE (DECREASE) IN CASH	36,900	(1,178,340)

CASH, BEGINNING OF PERIOD	2,669,455	3,772,064

CASH, END OF PERIOD	$2,706,355	$2,593,724

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$14,579	$14,988

Cash paid for income tax	$-	$12,408

See accompanying notes.

LIFEELOC TECHNOLOGIES, INC.
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
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of March 31, 2018 and December 31, 2017, and the results of operations and cash flows for the quarter ended March 31, 2018.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company’s 2017 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.
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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At March 31, 2018 and December 31, 2017, inventory consisted of the following:
	2018	2017
Raw materials & deposits	$777,413	$809,867
Work-in-process	31,628	181,976
Finished goods	433,470	243,260
Total gross inventories	1,242,511	1,235,103
Less reserve for obsolescence	(60,000)	(60,000)
Total net inventories	$1,182,511	$1,175,103

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
Revenue Recognition.  In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  We adopted this ASU on January 1, 2018 retrospectively, with the cumulative effect of initial application (which was zero) recognized in retained earnings on that date.
Revenue from product sales and supplies is generally recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable.  The prices at which we sell our products are fixed and determinable at the time we accept a customer's order. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims, and generally have no ongoing obligations related to product sales, except for normal warranty.
Training and certification revenues are recognized at the time the training and certification occurs.  Data recording revenue is recognized based on each day’s usage of enrolled devices. .
Revenues arising from extended warranty contracts are booked as sales over their life on a straight-line basis.  We are providing for customer financing and leasing, which we recognize as revenue over the applicable lease term.  Occasionally, we rent used equipment to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.  Revenues from rental of equipment and extended service plans are recognized over the life of the contracts.
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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below for the three months ended March 31, 2018 and March 31, 2017.
Product sales:	2018	2017
Product sales and supplies	$1,935,006	$1,723,234
Training, certification and data recording	157,741	128,571
Service plans and equipment rental	29,496	30,384
Products subtotal	2,122,243	1,882,189
Royalties	65,065	79,825
Building rentals	14,601	22,457
Total revenues	$2,201,909	$1,984,471
Service plans, equipment rental and data recording includes 3 months of R.A.D.A.R. revenue in the quarter ended March 31, 2018, whereas only one month is included in the quarter ended March 31, 2017.
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
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01").  This update substantially revises standards for the recognition, measurement and presentation of financial instruments.  This standard revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements.  We adopted this new standard effective January 1, 2018.  This new standard did not have a material impact on our financial statements or related disclosures.
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

Stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2018 and 2017 was $5,714 and $6,164 respectively, which consisted of stock-based compensation expense related to grants of employee stock options, and which is allocated to General and Administrative Expense when incurred.

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

3.  ASSET ACQUISITION
In March 2017 we acquired all of the assets related to R.A.D.A.R. from Track Group, Inc. (“TRCK”) for $860,000 in cash.  Based on Level 3 inputs, which consisted of estimates of future cash flows, return on investment analyses, and replacement costs, the purchase price was allocated as follows:
Asset	Allocation	Depreciable Life and Method	Estimated Future Annual Depreciation
Software	$396,948	15 years; straight line	$26,463
Rental equipment	172,500	5 years; double declining balance	Varies
Inventory	178,052	N/A	N/A
Patents and patent applications	100,000	15 years; straight line	$6,667
Production equipment	12,500	5 years; double declining balance	Varies
Total	$860,000
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

The following table presents the calculation of basic and diluted net income per common share:
	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$11,200	$77,993
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	56,583	82,594
Weighted average shares-diluted	2,510,699	2,536,710
Net income per share-basic	$-	$.03
Net income per share-diluted	$-	$.03
Antidilutive employee stock options	50,000	50,000
  5.  STOCKHOLDERS' EQUITY
The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2018:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32 - $6.00	60,000	2.44	$5.00	10,000	$2.32

Of the 10,000 options exercisable as of March 31, 2018, all are incentive stock options. The exercise price of all options granted through March 31, 2018 has been equal to or greater than the fair market value of the Company’s common stock at the time the options were issued.
Options to purchase 50,000 shares of stock at $8.83 apiece were granted during the year ended December 31, 2016.  These options were forfeited and replaced with options to purchase 50,000 shares of stock at $6.00 apiece in 2017 in conjunction with the amendment of an employment agreement.  Vesting of these options is subject to performance achieved during the years ending December 31, 2019 and 2020.  No options were granted during the three months ended March 31, 2018.
No options were exercised during the three months ended March 31, 2018 or during the three months ended March 31, 2017.

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
Year	Amount

2018	$31,861
2019	44,292
2020	45,964
2021	48,021
2022	50,005
2023– 2024	1,230,600
Total	1,450,743
Less financing cost	(9,480)
Net term loan payable	1,441,263
Less current portion	(42,541)
Long term portion	$1,398,722
Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of March 31, 2018 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.
Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,315,228 at March 31, 2018.
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

7.  LINE OF CREDIT
As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2017, and bears interest at a rate equal to the LIBOR daily floating rate of 1.6975% and .92167% on March 31, 2018 and 2017, respectively, plus 2.5%.  The agreement was amended May 15, 2017 to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2018.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of March 31, 2018 and December 31, 2017.
 8.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Three Months Ended
	March 31, 2018	March 31, 2017
Federal statutory rate	3,480	$39,048
Effect of:
State taxes, net of federal tax benefit	(1,479)	(5,645)
Estimated research and development credits	(2,538)	(12,764)
Other	5,910	12,933
Total	5,373	$33,572

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
The following sets forth information about the operations of the business segments for the three months ended March 31, 2018 and 2017.
	2018	2017
Product sales	$2,122,243	$1,882,189
Royalties	65,065	79,825
Products subtotal	2,187,308	1,962,014
Rentals	14,601	22,457
Total	$2,201,909	$1,984,471

Gross profit (loss):
Product sales	$942,742	$876,378
Royalties	65,065	79,825
Products subtotal	1,007,807	956,203
Rentals	(7,644)	8,676
Total	$1,000,163	$964,879

Interest expense:
Product sales	$7,716	$9,878
Royalties	-	-
Products subtotal	7,716	9,878
Rentals	6,998	5,246
Total	$14,714	$15,124

Net income before taxes:
Product sales	$(33,850)	$28,310
Royalties	65,065	79,825
Products subtotal	31,215	108,135
Rentals	(14,642)	3,430
Total	$16,573	$111,565
There were no intersegment revenues.
At March 31, 2018, $896,037 of our assets were used in the Rentals segment, with the remainder, $7,471,000, used in the Products and unallocated segments.
10.  SUBSEQUENT EVENTS
We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled “Risk Factors” in our December 31, 2017 Form 10-K.

Overview

Lifeloc Technologies, Inc., a Colorado corporation ("Lifeloc" or the "Company"), is a Colorado-based developer, manufacturer and marketer of portable hand-held and fixed station breathalyzers and related accessories, supplies and education.  We design, produce and sell fuel-cell based breath alcohol testing, monitoring and reporting equipment.  We compete in all major segments of the portable breath alcohol testing instrument market, including law enforcement, workplace, corrections, original equipment manufacturing ("OEM") and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers' alcohol testing programs. We sell globally through distributors as well as directly to users.

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

Lifeloc incorporated in Colorado in December 1983.  We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifelocbreathtester.com and www.stsfirst.com.  Information contained on our websites does not constitute part of this Form 10-Q.

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

In October 2014 we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a breathalyzer that tests for Tetrahydrocannabinol (THC), the principal psychoactive constituent in cannabis.  In 2016 the breathalyzer development effort was broadened to include the SpinDx technology as a potential detection method. SpinDx has demonstrated the ability to detect very low levels of THC under laboratory conditions. Terms of the grant require us to submit invoices as work is performed. We received $25,000, $42,396, and $44,523 of grant reimbursements in 2014, 2015 and 2017 respectively. None have been received in 2018. The grant completion date was August 31, 2017, at which point $126,793 of grant funds remained unused and are no longer available. This development effort is continuing beyond the completion of the grant.  Reimbursements received under the grant are included in our Statements of Income as reductions in Research and Development cost. No revenue has been recognized from these grant reimbursements.  There is no assurance that this effort to develop a THC breathalyzer will be successful or that significant sales will result from such development if successful.

On October 31, 2014, we purchased the commercial property the Company uses as its corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 5,531 are currently leased to two tenants under leases that expire at various times ranging from June 30, 2017 to December 31, 2018 (amended to May 31, 2018), and 5,139 are available for rent.  We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in October 2024.

In December 2014, we acquired substantially all of the assets of Superior Training Solutions, Inc. ("STS"), a company that develops and sells online drug and alcohol training and refresher courses. The assets we acquired from STS complement our existing drug and alcohol training courses.

In October 2016 we expanded our Sentinel™ line with the Sentinel™ VA alcohol screening station, a full automated station to control vehicular access to safety critical facilities, such as mines, refineries, power stations and nuclear facilities.

In March 2017 we acquired all of the assets related to the Real-time Alcohol Detection and Recognition product (“R.A.D.A.R.”) from Track Group, Inc. (“TRCK”) for $860,000 in cash.  The purchased assets included handheld hardware device technology (the “Device”) which is designed to measure breath alcohol content of the user and software technology designed to allow the Device to be configured and to capture and manage the data being returned from the Device.  We are currently working on the manufacturability of R.A.D.A.R. devices and upgrading our base breathalyzer product, both of which we expect to launch by Q3.

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

Results of Operations

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Net sales. Our product sales for the quarter ended March 31, 2018 were $2,122,243, an increase of 13% from $1,882,189 for the quarter ended March 31, 2017.  This increase is primarily attributable to an increase in demand.  When royalties of $65,065 and rental income of $14,601 are included, total revenues of $2,201,909 increased by $217,438, or 11%, for the quarter ended March 31, 2018 when compared to the same quarter a year ago.

Gross profit.   Total gross profit for the three months ended March 31, 2018 of $1,000,163 represented an increase of 4% from total gross profit of $964,879 for the same period a year earlier primarily as a result of increased sales volume, partially offset by decreased rental income and lower royalties in 2018.  Cost of product sales increased from $1,005,811 in Q1 of 2017 to $1,179,501 in Q1 of 2018, or 17%, primarily as a result of increased labor and materials required for the increased sales volume, together with increased depreciation resulting from the purchase of production equipment and software.  Gross profit margin on products went from 47% in Q1 of 2017 to 44% in Q1 of 2018 as a result mostly of the increased depreciation.

Research and development expenses.  Research and development expenses were $338,326 for the quarter ended March 31, 2018, representing an increase of 72% over the $196,368 in the same quarter a year ago.  This increase resulted mostly from increased compensation and from higher payments to outside vendors in connection with the work needed to upgrade and re-launch R.A.D.A.R.

Sales and marketing expenses.   Sales and marketing expenses of $335,401 for the quarter ended March 31, 2018 were relatively unchanged from the $339,644 for the quarter ended March 31, 2017.

General and administrative expenses.   General and administrative expenses of $297,333 for the quarter ended March 31, 2018 were relatively unchanged from the $303,594 spent in the same quarter a year ago.

Other income (expense).  Other income consisted of  interest income of $2,184 in the quarter ended March 31, 2018 vs. $1,416 in the same quarter a year ago, mostly as the result of less cash available for investment in Q1 of 2017 because of the asset acquisition late in Q1 of 2017.  Interest expense of $14,714 in the current quarter vs. $15,124 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income.   We realized net income of $11,200 for the quarter ended March 31, 2018 compared to net income of $77,993 for the quarter ended March 31, 2017.  This decrease of $66,793 was the result of the changes in gross profit and research and development expenses discussed above, offset in part by a decrease in income taxes of $28,199.

Trends and Uncertainties That May Affect Future Results

Revenues in the first quarter of 2018 were higher compared to revenues in 2017. We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2017), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (increased to $500,000 in 2016, and again to $750,000 in 2017) from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At March 31, 2018 this credit facility had not been used.

Equipment expenditures during the quarter ended March 31, 2018 were $355,512, consisting primarily of an enterprise planning software package for materials management, customer relations management and e-commerce, compared to $48,795 in the same period a year ago.  We filed patent applications at a cost to us of $0 in the first quarter of 2018 versus $7,717 in the same period in 2017.

In March 2017 we acquired the R.A.D.A.R. assets from TRCK for $860,000 cash.  The purchased assets included handheld hardware device technology (the “Device”) which is designed to measure breath alcohol content of the user and software technology designed to allow the Device to be configured and to capture and manage the data being returned from the Device.  It also included patents and patent applications and production equipment.  The R.A.D.A.R. device was designed to be part of an offender supervision program as an alternative to incarceration.  R.A.D.A.R. devices are assigned to offenders as a condition of parole or probation, with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence.

As of March 31, 2018, cash was $2,706,355, accounts receivable were $757,606 and current liabilities were $1,017,033 resulting in a net liquid asset amount of $2,446,928.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended March 31, 2018 and for the quarter ended March 31, 2017, warranty costs were not deemed significant.

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

In March 2018 we acquired the R.A.D.A.R. assets from TRCK, which consisted of production equipment and of hardware device technology (the “Devices”) that are depreciated over 5 years using the double declining balance method when placed in service. With the R.A.D.A.R. assets, we also purchased software designed to measure breath alcohol content of the user and software technology designed to allow the Devices to be configured and to capture and manage the data being returned from the Device, as well as 6 issued U.S. patents and 16 domestic and international patent applications.  This software and the patents and patent applications will be amortized over 15 years using the straight line method.

Revenue from product sales and supplies is generally recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable.  The prices at which we sell our products are fixed and determinable at the time we accept a customer's order. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims, and generally have no ongoing obligations related to product sales, except for normal warranty.
Training and certification revenues are recognized at the time the training and certification occurs.  Data recording revenue is recognized based on each day’s usage of enrolled devices.
Revenues arising from extended warranty contracts are booked as sales over their life on a straight-line basis.  We are providing for customer financing and leasing, which we recognize as revenue over the applicable lease term.  Occasionally, we rent used equipment to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.  Revenues from rental of equipment and extended service plans are recognized over the life of the contracts.
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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the three months ended March 31, 2018 or during the three months ended March 31, 2017.  Options entitling their holder to purchase 23,500 shares of stock at $2.32 apiece lapsed during the three months ended March 31, 2017.  There were no sales of equity securities during the three months ended March 31, 2018 or during the three months ended March 31, 2017.

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

LIFELOC TECHNOLOGIES, INC.

May 11, 2018	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

May 11, 2018	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document