Form 10-Q
period 2018-06-30
Lifeloc Technologies, Inc
filed 2018-08-09
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at August 7, 2018)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months and Six Months Ended June 30, 2018

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS

	June 30,
	2018	December 31,
CURRENT ASSETS:	(Unaudited)	2017
Cash	$2,588,304	$2,669,455
Accounts receivable, net	659,749	593,326
Inventories, net	1,272,384	1,175,103
Income taxes receivable	81,413	121,401
Prepaid expenses and other	84,308	21,804
Total current assets	4,686,158	4,581,089

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment and software	783,490	556,025
Training courses	432,375	432,375
Office equipment and software	270,241	204,282
Sales and marketing equipment	273,433	216,330
Research and development equipment and software	154,611	131,770
Less accumulated depreciation	(1,566,631)	(1,349,499)
Total property and equipment, net	3,163,694	3,007,458

OTHER ASSETS:
Patents, net	170,629	177,244
Deposits and other	5,144	259,037
Deferred taxes	76,936	66,531
Total other assets	252,709	502,812

Total assets	$8,102,561	$8,091,359

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$329,607	$297,096
Term loan payable, current portion	42,312	42,101
Customer deposits	15,052	48,763
Accrued expenses	198,405	264,290
Deferred revenue, current portion	51,320	53,137
Reserve for warranty expense	40,000	40,000
Total current liabilities	676,696	745,387

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,390,941	1,410,185

DEFERRED REVENUE, net of current portion	10,757	9,683

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,588,911	4,580,177
Retained earnings	1,435,256	1,345,927
Total stockholders' equity	6,024,167	5,926,104

Total liabilities and stockholders' equity	$8,102,561	$8,091,359

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended June 30,
REVENUES:	2018	2017
Product sales	$2,013,790	$1,879,405
Royalties	96,358	144,517
Rental income	19,101	22,458
Total	2,129,249	2,046,380

COST OF SALES	1,133,779	1,033,654

GROSS PROFIT	995,470	1,012,726

OPERATING EXPENSES:
Research and development	253,229	251,825
Sales and marketing	330,657	367,474
General and administrative	296,124	286,726
Total	880,010	906,025

OPERATING INCOME	115,460	106,701

OTHER INCOME (EXPENSE):
Interest income	4,253	2,230
Interest expense	(17,374)	(15,187)
Total	(13,121)	(12,957)

NET INCOME BEFORE PROVISION FOR TAXES	102,339	93,744

(PROVISION FOR) FEDERAL AND STATE INCOME TAXES	(24,210)	(25,876)

NET INCOME	$78,129	$67,868

NET INCOME PER SHARE, BASIC	$0.03	$0.03

NET INCOME PER SHARE, DILUTED	$0.03	$0.03

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,509,221	2,512,183

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Six Months Ended June 30,
REVENUES:	2018	2017
Product sales	$4,136,033	$3,761,594
Royalties	161,423	224,342
Rental income	33,702	44,915
Total	4,331,158	4,030,851

COST OF SALES	2,335,525	2,053,246

GROSS PROFIT	1,995,633	1,977,605

OPERATING EXPENSES:
Research and development	591,555	448,193
Sales and marketing	666,058	707,118
General and administrative	593,457	590,320
Total	1,851,070	1,745,631

OPERATING INCOME	144,563	231,974

OTHER INCOME (EXPENSE):
Interest income	6,437	3,646
Interest expense	(32,088)	(30,311)
Total	(25,651)	(26,665)

NET INCOME BEFORE PROVISION FOR TAXES	118,912	205,309

(PROVISION FOR) FEDERAL AND STATE INCOME TAXES	(29,583)	(59,448)

NET INCOME	$89,329	$145,861

NET INCOME PER SHARE, BASIC	$0.04	$0.06

NET INCOME PER SHARE, DILUTED	$0.04	$0.06

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,509,697	2,524,663

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2018	2017
Net income	$89,329	$145,861
Adjustments to reconcile net income to net cash
provided from (used in) operating activities-
Depreciation and amortization	226,007	143,426
Provision for doubtful accounts, net change	1,000	-
Provision for inventory obsolescence, net change	32,500	42,500
Deferred taxes, net change	(10,405)	14,897
Reserve for warranty expense, net change	-	-
Stock based compensation expense related to
stock options	8,734	12,329
Changes in operating assets and liabilities-
Accounts receivable	(67,423)	(140,371)
Inventories	(129,781)	(215,065)
Income taxes receivable	39,988	30,707
Prepaid expenses and other	(62,504)	(7,480)
Deposits and other	253,893	(57,121)
Accounts payable	32,511	(25,825)
Customer deposits	(33,711)	19,500
Accrued expenses	(65,885)	(70,725)
Deferred revenue	(743)	(3,284)
Net cash provided from (used in)
operating activities	313,510	(110,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(373,368)	(139,736)
Cash paid for software acquired in asset acquisition	-	(396,948)
Cash paid for equipment acquired in asset acquisition	-	(351,250)
Cash paid for patents and patent applications acquired
in asset acquisition	-	(100,000)
Patent filing expense	-	(17,217)
Net cash (used in) investing activities	(373,368)	(1,005,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(21,293)	(23,697)
Net cash (used in) financing
activities	(21,293)	(23,697)

NET INCREASE (DECREASE) IN CASH	(81,151)	(1,139,499)

CASH, BEGINNING OF PERIOD	2,669,455	3,772,064

CASH, END OF PERIOD	$2,588,304	$2,632,565

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$29,828	$30,040

Cash paid for income tax	$-	$13,844

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of June 30, 2018 and December 31, 2017, and the results of operations and cash flows for the periods ended June 30, 2018 and 2017.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company’s 2017 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At June 30, 2018 and December 31, 2017, inventory consisted of the following:

	2018	2017
Raw materials & deposits	$1,099,582	$809,867
Work-in-process	24,906	181,976
Finished goods	240,396	243,260
Total gross inventories	1,364,884	1,235,103
Less reserve for obsolescence	(92,500)	(60,000)
Total net inventories	$1,272,384	$1,175,103

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

Revenue Recognition.  In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  We adopted this ASU on January 1, 2018 retrospectively, with the cumulative effect of initial application (which was zero) recognized in retained earnings on that date.

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below.

	Three Months Ended June 30,
Product sales:	2018	2017
Product sales and supplies	$1,805,206	$1,691,102
Training, certification and data recording	182,885	157,658
Service plans and equipment rental	25,699	30,645
Product sales subtotal	2,013,790	1,879,405
Royalties	96,358	144,517
Rental income	19,101	22,458
Total revenues	$2,129,249	$2,046,380

	Six Months Ended June 30,
Product sales:	2018	2017
Product sales and supplies	$3,740,212	$3,414,336
Training, certification and data recording	340,626	286,229
Service plans and equipment rental	55,195	61,029
Product sales subtotal	4,136,033	3,761,594
Royalties	161,423	224,342
Rental income	33,702	44,915
Total revenues	$4,331,158	$4,030,851

Service plans and equipment rental, as well as Training, certification and data recording, include 6 months of revenue in the 6-month period ended June 30, 2018 attributable to the assets related to the Real-time Alcohol Detection and Recognition product (“R.A.D.A.R.”), which we acquired in March 2017, whereas only 4 months of revenue from the R.A.D.A.R. assets are included in the same period a year ago.

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

Stock-based compensation expense recognized under ASC 718 for the six months ended June 30, 2018 and 2017 was $8,734 and $12,329 respectively, which consisted of stock-based compensation expense related to grants of employee stock options, and which is allocated to General and Administrative Expense when incurred.

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

The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended
	June 30, 2018	June 30, 2017
Net income	$78,129	$67,868
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	55,105	58,067
Weighted average shares-diluted	2,509,221	2,512,183
Net income per share-basic	$.03	$.03
Net income per share-diluted	$.03	$.03
Antidilutive employee stock options	50,000	50,000

	Six Months Ended
	June 30, 2018	June 30, 2017
Net income	$89,329	$145,861
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	55,581	70,547
Weighted average shares-diluted	2,509,697	2,524,663
Net income per share-basic	$.04	$.06
Net income per share-diluted	$.04	$.06
Antidilutive employee stock options	50,000	50,000

5.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at June 30, 2018:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32 - $6.00	60,000	3.38	$5.39	10,000	$2.32

Of the 10,000 options exercisable as of June 30, 2018, all are incentive stock options. The exercise price of all options granted through June 30, 2018 has been equal to or greater than the fair market value of the Company’s common stock at the time the options were issued.

Options to purchase 50,000 shares of stock at $8.83 apiece were granted during the year ended December 31, 2016.  These options were forfeited and replaced with options to purchase 50,000 shares of stock at $6.00 apiece in 2017 in conjunction with the amendment of an employment agreement.  Vesting of these options is subject to performance achieved during the years ending December 31, 2019 and 2020.  No options were granted during the six months ended June 30, 2018.
No options were exercised during the six months ended June 30, 2018 or during the six months ended June 30, 2017.

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

Year	Amount

2018	$21,241
2019	44,292
2020	45,964
2021	48,021
2022	50,005
2023– 2024	1,230,600
Total	1,440,123
Less financing cost	(6,870)
Net term loan payable	1,433,253
Less current portion	(42,312)
Long term portion	$1,390,941

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of June 30, 2018 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,805,532 at June 30, 2018.

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

7.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America that bears interest at a rate equal to the LIBOR daily floating rate (which was 1.93325% and 1.17333% on June 30, 2018 and 2017, respectively), plus 2.5%.  The agreement was amended May 15, 2017 to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2018, which has been subsequently extended to June 30, 2020.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of June 30, 2018 and December 31, 2017.

8.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Six Months Ended
	June 30, 2018	June 30, 2017
Federal statutory rate	$24,971	$71,858
Effect of:
State taxes, net of federal tax benefit	(6,462)	(10,790)
Estimated research and development credits	(4,437)	(29,133)
Other	15,511	27,513
Total	$29,583	$59,448

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

The following sets forth information about the operations of the business segments for the three months ended June 30, 2018 and 2017.

	2018	2017
Product sales	$2,013,790	$1,879,405
Royalties	96,358	144,517
Products subtotal	2,110,148	2,023,922
Rentals	19,101	22,458
Total	$2,129,249	$2,046,380

Gross profit (loss):
Product sales	$900,849	$859,604
Royalties	96,358	144,517
Products subtotal	997,207	1,004,121
Rentals	(1,737)	8,605
Total	$995,470	$1,012,726

Interest expense:
Product sales	$10,350	$9,919
Royalties	-	-
Products subtotal	10,350	9,919
Rentals	7,024	5,268
Total	$17,374	$15,187

Net income (loss) before taxes:
Product sales	$14,742	$(54,110)
Royalties	96,358	144,517
Products subtotal	111,100	90,407
Rentals	(8,761)	3,337
Total	$102,339	$93,744

The following sets forth information about the operations of the business segments for the six months ended June 30, 2018 and 2017.

	2018	2017
Product sales	$4,136,033	$3,761,594
Royalties	161,423	224,342
Products subtotal	4,297,456	3,985,936
Rentals	33,702	44,915
Total	$4,331,158	$4,030,851

Gross profit (loss):
Product sales	$1,843,591	$1,735,982
Royalties	161,423	224,342
Products subtotal	2,005,014	1,960,324
Rentals	(9,381)	17,281
Total	$1,995,633	$1,977,605

Interest expense:
Product sales	$18,066	$19,797
Royalties	-	-
Products subtotal	18,066	19,797
Rentals	14,022	10,514
Total	$32,088	$30,311

Net income (loss) before taxes:
Product sales	$(19,108)	$(25,800)
Royalties	161,423	224,342
Products subtotal	142,315	198,542
Rentals	(23,403)	6,767
Total	$118,912	$205,309

There were no intersegment revenues.

At June 30, 2018, $887,306 of our assets were used in the Rentals segment, with the remainder, $7,215,255, used in the Products and unallocated segments.

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

In October 2014 we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a breathalyzer that tests for Tetrahydrocannabinol (THC), the principal psychoactive constituent in cannabis.  In 2016 the breathalyzer development effort was broadened to include the SpinDx technology as a potential detection method. Terms of the grant required us to submit invoices as work was performed. We received $25,000, $42,396, and $44,523 of grant reimbursements in 2014, 2015 and 2017 respectively. None have been received in 2018. The grant completion date was August 31, 2017, at which point $126,793 of grant funds remained unused and are no longer available.  Reimbursements received under the grant are included in our Statements of Income as reductions in Research and Development cost.  No revenue has been recognized from these grant reimbursements.  The SpinDx platform has the potential to revolutionize real-time screening for a panel of high abuse drugs, with the ability to quickly and quantitatively measure very low concentrations of such drugs, including cocaine, methamphetamine and others.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  We remain committed to completing development of a marijuana breathalyzer, utilizing the SpinDx technology developed through our cooperative research and development agreement with Sandia National Laboratory.  There is no assurance that this effort to develop a THC breathalyzer will be successful or that significant sales will result from such development if successful.

On October 31, 2014, we purchased the commercial property the Company uses as its corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 10,670 are currently leased to three tenants under leases that expire at various times ranging from April 30, 2020 to July 31, 2020.  We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in October 2024.

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

In March 2017 we acquired all of the assets related to the Real-time Alcohol Detection and Recognition product (“R.A.D.A.R.”) from Track Group, Inc. (“TRCK”) for $860,000 in cash.  The purchased assets included the R.A.D.A.R. device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R. device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation, with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence.  We are currently working on improving the manufacturability of R.A.D.A.R. devices and upgrading our base breathalyzer product, both of which we expect to launch before year end.

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

Results of Operations

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Net sales. Our product sales for the quarter ended June 30, 2018 were $2,013,790, an increase of 7% from $1,879,405 for the quarter ended June 30, 2017.  This increase is primarily attributable to an increase in demand.  When royalties of $96,358 and rental income of $19,101 are included, total revenues of $2,129,249 increased by $82,869, or 4%, for the quarter ended June 30, 2018 when compared to the same quarter a year ago.

Gross profit.   Total gross profit for the three months ended June 30, 2018 of $995,470 represented a decrease of 2% from total gross profit of $1,012,726 for the same period a year earlier primarily as a result of an increase to our reserve for inventory obsolescence as well as decreased rental income and lower royalties in 2018.  Cost of product sales increased from $1,019,801 in Q2 of 2017 to $1,112,941 in Q2 of 2018, or 9%, primarily as a result of increased labor and materials required for the increased sales volume, as well as increased depreciation and an increase to our reserve for inventory obsolescence.  Gross profit margin on products was 55% in Q2 of 2018, compared to 54% in Q2 of 2017.

Research and development expenses.  Research and development expenses were relatively unchanged at $253,229 for the quarter ended June 30, 2018 vs. $251,825 in the same quarter a year ago.

Sales and marketing expenses.   Sales and marketing expenses of $330,657 for the quarter ended June 30, 2018 decreased from the $367,474 for the quarter ended June 30, 2017, with the decrease of $36,817 attributable primarily to decreased compensation.

General and administrative expenses.   General and administrative expenses of $296,124 for the quarter ended June 30, 2018 were also relatively unchanged from the $286,726 spent in the same quarter a year ago.

Other income (expense).  Other income consisted of interest income of $4,253 in the quarter ended June 30, 2018 vs. $2,230 in the same quarter a year ago, primarily as the result of increased yields available on cash.  Interest expense of $17,374 in the current quarter is relatively unchanged from $15,187 in the same period a year ago.

Net income.   We realized net income of $78,129 for the quarter ended June 30, 2018 compared to net income of $67,868 for the quarter ended June 30, 2017.  This increase of $10,261 was primarily the result of the changes in gross profit discussed above, augmented by a decrease in income taxes of $1,666.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Net sales. Our product sales for the six months ended June 30, 2018 were $4,136,033, an increase of 10% from $3,761,594 for the same period a year ago.  This increase is primarily attributable to an increase in demand.  When royalties of $161,423 and rental income of $33,702 are included, total revenues of $4,331,158 increased by $300,307, or 8%, for the six months ended June 30, 2018 when compared to the same six months a year ago.

Gross profit.   Total gross profit for the six months ended June 30, 2018 of $1,995,633 represented an increase of 1% from total gross profit of $1,977,605 for the six months a year earlier primarily as a result of increased sales volume, partially offset by decreased rental income and lower royalties in 2018.  Cost of product sales increased from $2,025,612 in the six months ended June 30, 2017 to $2,292,442 in the same period in 2018, or 13%, primarily as a result of increased labor and materials required for the increased sales volume, together with increased depreciation resulting from the purchase of production equipment and software.  Gross profit margin on products increased from 54% in the six months ended June 30, 2017 to 55% in the six months ended June 30, 2018.

Research and development expenses.  Research and development expenses were $591,555 for the six months ended June 30, 2018, representing an increase of 32% over the $448,193 in the same period a year ago.  This increase resulted primarily from increased compensation and from higher payments to outside vendors in connection with the work needed to upgrade and re-launch R.A.D.A.R.

Sales and marketing expenses.   Sales and marketing expenses of $666,058 for the six months ended June 30, 2018 decreased $41,060 from the $707,118 in the same six months ended June 30, 2017.

General and administrative expenses.   General and administrative expenses of $593,457 for the six months ended June 30, 2018 were relatively unchanged from the $590,320 spent in the same six months a year ago.

Other income (expense).  Other income consisted of interest income of $6,437 in the six months ended June 30, 2018 vs. $3,646 in the same period a year ago, primarily as the result of less cash available for investment in Q1 of 2017 because of the asset acquisition in Q1 of 2017.  Interest expense of $32,088 in the current 6 months is relatively unchanged from $30,311 in the same period a year ago.

Net income.   We realized net income of $89,329 for the six months ended June 30, 2018 compared to net income of $145,861 for the same six months ended June 30, 2017.  This decrease of $56,532 was the result of the changes in gross profit and research and development expenses discussed above, offset in part by a decrease in income taxes of $29,865.

Trends and Uncertainties That May Affect Future Results

Revenues in the second quarter of 2018 were modestly higher compared to revenues in 2017. We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2017), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (increased to $500,000 in 2016, and again to $750,000 in 2017) from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At June 30, 2018 this credit facility had not been used.

Equipment expenditures during the six months ended June 30, 2018 were $373,368, consisting primarily of an enterprise planning software package for materials management, customer relations management and e-commerce, compared to $139,736 in the same period a year ago.  Expense related to patent applications was $0 in the first six months of 2018 versus $17,217 in the same period in 2017.

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

As of June 30, 2018, cash was $2,588,304, accounts receivable were $659,749 and current liabilities were $676,696 resulting in a net liquid asset amount of $2,571,357.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended June 30, 2018 and for the quarter ended June 30, 2017, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

(b)  Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the six months ended June 30, 2018 or during the six months ended June 30, 2017.  Options entitling their holder to purchase 23,500 shares of stock at $2.32 apiece lapsed during the six months ended June 30, 2017.  There were no sales of equity securities during the six months ended June 30, 2018 or during the six months ended June 30, 2017.

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

LIFELOC TECHNOLOGIES, INC.

August 9, 2018	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

August 9, 2018	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index
Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document