Form 10-Q
period 2018-09-30
Lifeloc Technologies, Inc
filed 2018-11-08
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at November 7, 2018)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months and Nine Months Ended September 30, 2018

PART I      FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	September 30,
	2018	December 31,
CURRENT ASSETS:	(Unaudited)	2017
Cash	$2,657,328	$2,669,455
Accounts receivable, net	724,221	593,326
Inventories, net	1,354,768	1,175,103
Income taxes receivable	53,089	121,401
Prepaid expenses and other	85,486	21,804
Total current assets	4,874,892	4,581,089

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment and software	783,490	556,025
Training courses	432,375	432,375
Office equipment and software	270,241	204,282
Sales and marketing equipment	273,433	216,330
Research and development equipment and software	159,810	131,770
Less accumulated depreciation	(1,658,104)	(1,349,499)
Total property and equipment, net	3,077,420	3,007,458

OTHER ASSETS:
Patents, net	174,045	177,244
Deposits and other	5,144	259,037
Deferred taxes	77,782	66,531
Total other assets	256,971	502,812
Total assets	$8,209,283	$8,091,359

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$315,219	$297,096
Term loan payable, current portion	42,757	42,101
Customer deposits	15,941	48,763
Accrued expenses	272,085	264,290
Deferred revenue, current portion	45,027	53,137
Reserve for warranty expense	41,000	40,000
Total current liabilities	732,029	745,387

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,380,201	1,410,185

DEFERRED REVENUE, net of current portion	10,354	9,683

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,593,279	4,580,177
Retained earnings	1,493,420	1,345,927
Total stockholders' equity	6,086,699	5,926,104
Total liabilities and stockholders' equity	$8,209,283	$8,091,359

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended September 30,
REVENUES:	2018	2017
Product sales	$1,985,520	$1,944,734
Royalties	46,417	43,785
Rental income	23,822	12,160
Total	2,055,759	2,000,679

COST OF SALES	1,111,067	1,118,203

GROSS PROFIT	944,692	882,476

OPERATING EXPENSES:
Research and development	249,092	242,005
Sales and marketing	331,505	367,101
General and administrative	271,172	268,667
Total	851,769	877,773

OPERATING INCOME	92,923	4,703

OTHER INCOME (EXPENSE):
Interest income	7,676	1,036
Interest expense	(14,957)	(15,261)
Total	(7,281)	(14,225)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	85,642	(9,522)

(PROVISION FOR) BENEFIT FROM FEDERAL AND STATE INCOME TAXES	(27,478)	9,712

NET INCOME	$58,164	$190

NET INCOME PER SHARE, BASIC	$0.02	$-

NET INCOME PER SHARE, DILUTED	$0.02	$-

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,504,116	2,511,925

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Nine Months Ended September 30,
REVENUES:	2018	2017
Product sales	$6,121,553	$5,706,328
Royalties	207,840	268,127
Rental income	57,524	57,075
Total	6,386,917	6,031,530

COST OF SALES	3,446,592	3,171,449

GROSS PROFIT	2,940,325	2,860,081

OPERATING EXPENSES:
Research and development	840,647	690,198
Sales and marketing	997,563	1,074,219
General and administrative	864,629	858,987
Total	2,702,839	2,623,404

OPERATING INCOME	237,486	236,677

OTHER INCOME (EXPENSE):
Interest income	14,113	4,682
Interest expense	(47,045)	(45,572)
Total	(32,932)	(40,890)

NET INCOME BEFORE PROVISION FOR TAXES	204,554	195,787

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(57,061)	(49,736)

NET INCOME	$147,493	$146,051

NET INCOME PER SHARE, BASIC	$0.06	$0.06

NET INCOME PER SHARE, DILUTED	$0.06	$0.06

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,504,116	2,520,414

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2018	2017
Net income	$147,493	$146,051
Adjustments to reconcile net income to net cash
provided from (used in) operating activities-
Depreciation and amortization	320,983	225,310
Provision for inventory obsolescence, net change	42,500	37,500
Deferred taxes, net change	(11,251)	12,836
Reserve for warranty expense, net change	1,000	1,000
Stock based compensation expense related to
stock options	13,102	18,494
Changes in operating assets and liabilities-
Accounts receivable	(130,895)	(228,666)
Inventories	(222,165)	(414,648)
Income taxes receivable	68,312	16,134
Prepaid expenses and other	(63,682)	(204)
Deposits and other	253,893	(145,010)
Accounts payable	18,123	96,348
Customer deposits	(32,822)	14,423
Accrued expenses	7,795	20,889
Deferred revenue	(7,439)	(6,861)
Net cash provided from (used in) operating activities	404,947	(206,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(378,567)	(139,736)
Cash paid for software acquired in asset acquisition	-	(396,948)
Cash paid for equipment acquired in asset acquisition	-	(351,250)
Reclassification of equipment and software acquired in
asset acquisition as inventory	-	178,750
Cash paid for patents and patent applications acquired
in asset acquisition	-	(100,000)
Patent filing expense	(6,648)	(17,217)
Net cash (used in) investing activities	(385,215)	(826,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(31,859)	(30,335)
Net cash (used in) financing activities	(31,859)	(30,335)

NET (DECREASE) IN CASH	(12,127)	(1,063,140)

CASH, BEGINNING OF PERIOD	2,669,455	3,772,064

CASH, END OF PERIOD	2,657,328	$2,708,924

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$44,270	$30,040

Cash paid for income tax	$-	$13,844

See accompanying notes

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of September 30, 2018 and December 31, 2017, and the results of operations and cash flows for the periods ended September 30, 2018 and 2017.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company’s 2017 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At September 30, 2018 and December 31, 2017, inventory consisted of the following:

	2018	2017
Raw materials & deposits	$1,150,798	$809,867
Work-in-process	68,369	181,976
Finished goods	238,101	243,260
Total gross inventories	1,457,268	1,235,103
Less reserve for obsolescence	(102,500)	(60,000)
Total net inventories	$1,354,768	$1,175,103

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below.

	Three Months Ended September 30,
Product sales:	2018	2017
Product sales and supplies	$1,805,854	$1,745,571
Training, certification and data recording	158,116	170,614
Service plans and equipment rental	21,550	28,549
Product sales subtotal	1,985,520	1,944,734
Royalties	46,417	43,785
Rental income	23,822	12,160
Total revenues	$2,055,759	$2,000,679

	Nine Months Ended September 30,
Product sales:	2018	2017
Product sales and supplies	$5,546,066	$5,159,907
Training, certification and data recording	498,742	456,843
Service plans and equipment rental	76,745	89,578
Product sales subtotal	6,121,553	5,706,328
Royalties	207,840	268,127
Rental income	57,524	57,075
Total revenues	$6,386,917	$6,031,530

Service plans and equipment rental, as well as Training, certification and data recording, include 9 months of revenue in the 9-month period ended September 30, 2018 attributable to the assets related to the Real-time Alcohol Detection and Recognition product (“R.A.D.A.R.”), which we acquired in March 2017, whereas only 7 months of revenue from the R.A.D.A.R. assets are included in the same period a year ago.

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

Stock-based compensation expense recognized under ASC 718 for the nine months ended September 30, 2018 and 2017 was $13,102 and $18,494 respectively, which consisted of stock-based compensation expense related to grants of employee stock options, and which is allocated to General and Administrative Expense when incurred.

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

The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended
	September 30, 2018	September 30, 2017
Net income	$58,164	$190
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	50,000	57,809
Weighted average shares-diluted	2,504,116	2,511,925
Net income per share-basic	$.02	-
Net income per share-diluted	$.02	-
Antidilutive employee stock options	50,000	50,000

	Nine Months Ended
	September 30, 2018	September 30, 2017
Net income	$147,493	$146,051
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	50,000	66,298
Weighted average shares-diluted	2,504,116	2,520,414
Net income per share-basic	$.06	$.06
Net income per share-diluted	$.06	$.06
Antidilutive employee stock options	50,000	50,000

5.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at September 30, 2018:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$2.32 - $6.00	60,000	3.13	$5.39	10,000	$2.32

Of the 10,000 options exercisable as of September 30, 2018, all are incentive stock options. The exercise price of all options granted through September 30, 2018 has been equal to or greater than the fair market value of the Company’s common stock at the time the options were issued.

Options to purchase 50,000 shares of stock at $8.83 apiece were granted during the year ended December 31, 2016.  These options were forfeited and replaced with options to purchase 50,000 shares of stock at $6.00 apiece in 2017 in conjunction with the amendment of an employment agreement.  Vesting of these options is subject to performance achieved during the years ending December 31, 2019 and 2020.  No options were granted during the Nine Months Ended September 30, 2018.  No options were exercised during the Nine Months Ended September 30, 2018 or during the Nine Months Ended September 30, 2017.

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

Year	Amount

2018	$10,675
2019	44,292
2020	45,964
2021	48,021
2022	50,005
2023– 2024	1,230,600
Total	1,429,557
Less financing cost	(6,599)
Net term loan payable	1,422,958
Less current portion	(42,757)
Long term portion	$1,380,201

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of September 30, 2018 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,811,554 at September 30, 2018.

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

7.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America that bears interest at a rate equal to the LIBOR daily floating rate (which was 2.17388% and 1.18111% on September 30, 2018 and 2017, respectively), plus 2.5%.  The agreement was amended May 15, 2017 to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2018, which has been subsequently extended to June 30, 2020.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of September 30, 2018 and December 31, 2017.

8.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Federal statutory rate	$54,089	$68,621
Effect of:
State taxes, net of federal tax benefit	(10,669)	(9,959)
Estimated research and development credits	(11,909)	(44,863)
Other	25,550	35,937
Total	$57,061	$49,736

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

The following sets forth information about the operations of the business segments for the three months ended September 30, 2018 and 2017.

	2018	2017
Product sales	$1,985,520	$1,944,734
Royalties	46,417	43,785
Products subtotal	2,031,937	1,988,519
Rentals	23,822	12,160
Total	$2,055,759	$2,000,679

Gross profit (loss):
Product sales	$891,556	$868,506
Royalties	46,417	43,785
Products subtotal	937,973	912,291
Rentals	6,719	(29,815)
Total	$944,692	$882,476

Interest expense:
Product sales	$7,908	$4,096
Royalties	-	-
Products subtotal	7,908	4,096
Rentals	7,049	11,165
Total	$14,957	$15,261

Net income (loss) before taxes:
Product sales	$39,555	$(12,327)
Royalties	46,417	43,785
Products subtotal	85,972	31,458
Rentals	(330)	(40,980)
Total	$85,642	$(9,522)

The following sets forth information about the operations of the business segments for the nine months ended September 30, 2018 and 2017.

	2018	2017
Product sales	$6,121,553	$5,706,328
Royalties	207,840	268,127
Products subtotal	6,329,393	5,974,455
Rentals	57,524	57,075
Total	$6,386,917	$6,031,530

Gross profit (loss):
Product sales	$2,735,147	$2,604,488
Royalties	207,840	268,127
Products subtotal	2,942,987	2,872,615
Rentals	(2,662)	(12,534)
Total	$2,940,325	$2,860,081

Interest expense:
Product sales	$25,974	$23,893
Royalties	-	-
Products subtotal	25,974	23,893
Rentals	21,071	21,679
Total	$47,045	$45,572

Net income (loss) before taxes:
Product sales	$20,447	$(38,127)
Royalties	207,840	268,127
Products subtotal	228,287	230,000
Rentals	(23,733)	(34,213)
Total	$204,554	$195,787

There were no intersegment revenues.

At September 30, 2018, $878,575 of our assets were used in the Rentals segment, with the remainder, $7,330,708, used in the Products and unallocated segments.

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

In October 2014 we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a breathalyzer that tests for Tetrahydrocannabinol (THC), the principal psychoactive constituent in cannabis.  In 2016 the breathalyzer development effort was broadened to include the SpinDx technology as a potential detection method. Terms of the grant required us to submit invoices as work was performed. We received $25,000, $42,396, and $44,523 of grant reimbursements in 2014, 2015 and 2016 respectively. None have been received in 2018 or 2017.  The grant completion date was August 31, 2017, at which point $126,793 of grant funds remained unused and are no longer available.  Reimbursements received under the grant are included in our Statements of Income as reductions in Research and Development cost.  No revenue has been recognized from these grant reimbursements.  The SpinDx platform has the potential to revolutionize real-time screening for a panel of high abuse drugs, with the ability to quickly and quantitatively measure very low concentrations of such drugs, including cocaine, methamphetamine and others.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  We remain committed to completing development of a marijuana breathalyzer, utilizing the SpinDx technology developed through our cooperative research and development agreement with Sandia National Laboratory.  There is no assurance that this effort to develop a THC breathalyzer will be successful or that significant sales will result from such development if successful.

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

Results of Operations

For the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Net sales. Our product sales for the quarter ended September 30, 2018 were $1,985,520, an increase of 2% from $1,944,734 for the quarter ended September 30, 2017.  This increase is primarily attributable to an increase in demand.  When royalties of $46,417 and rental income of $23,822 are included, total revenues of $2,055,759 increased by $55,080, or 3%, for the quarter ended September 30, 2018 when compared to the same quarter a year ago.

Gross profit.   Total gross profit for the three months ended September 30, 2018 of $944,692 represented an increase of $62,216, or 7%, from total gross profit of $882,476 for the same period a year earlier, primarily as a result of a difference in mix of products sold.  Cost of product sales increased to $1,093,964 in Q3 of 2018 from $1,076,228 in Q3 of 2017, or 2%, primarily as a result of increased labor and materials required for the increased sales volume.  Gross profit margin on products was 45% in Q3 of 2018, compared to 45% in Q3 of 2017.

Research and development expenses.  Research and development expenses were relatively unchanged at $249,092 for the quarter ended September 30, 2018 vs. $242,005 in the same quarter a year ago.

Sales and marketing expenses.   Sales and marketing expenses of $331,505 for the quarter ended September 30, 2018 decreased from the $367,101 for the quarter ended September 30, 2017, with the decrease of $35,596 attributable primarily to decreased compensation expense.

General and administrative expenses.   General and administrative expenses of $271,172 for the quarter ended September 30, 2018 were relatively unchanged from the $268,667 spent in the same quarter a year ago.

Other income (expense).  Other income consisted of interest income of $7,676 in the quarter ended September 30, 2018 vs. $1,036 in the same quarter a year ago, primarily as the result of increased yields available on cash.  Interest expense of $14,957 in the current quarter was relatively unchanged from $15,261 in the same period a year ago.

Net income.   We realized net income of $58,164 for the quarter ended September 30, 2018 compared to net income of $190 for the quarter ended September 30, 2017.  This increase of $57,974 was primarily the result of the changes in gross profit discussed above, offset in part by an increase in income taxes of $37,190.

For the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017.

Net sales. Our product sales for the nine months ended September 30, 2018 were $6,121,553, an increase of 7% from $5,706,328 for the same period a year ago.  This increase is primarily attributable to an increase in demand.  When royalties of $207,840 and rental income of $57,524 are included, total revenues of $6,386,917 reflect an increase of $355,387, or 6%, for the nine months ended September 30, 2018 when compared to the same nine months a year ago.

Gross profit.   Total gross profit for the nine months ended September 30, 2018 of $2,940,325 represented an increase of 3% from total gross profit of $2,860,081 for the nine months a year earlier, primarily as a result of increased sales volume, partially offset by lower royalties in 2018.  Cost of product sales increased from $3,101,840 in the nine months ended September 30, 2017 to $3,386,406 in the same period in 2018, or 9%, primarily as a result of increased labor and materials required for the increased sales volume, together with increased depreciation resulting from the purchase of production equipment and software.  Gross profit margin on products decreased from 46% in the nine months ended September 30, 2017 to 45% in the nine months ended September 30, 2018.

Research and development expenses.  Research and development expenses were $840,647 for the nine months ended September 30, 2018, representing an increase of 22% over the $690,198 in the same period a year ago.  This increase resulted primarily from increased compensation expense and from higher payments to outside vendors in connection with the work needed to upgrade and re-launch R.A.D.A.R.

Sales and marketing expenses.   Sales and marketing expenses of $997,563 for the nine months ended September 30, 2018 decreased $76,656 from the $1,074,219 in the same nine months ended September 30, 2017, or 7%, mostly as the result of decreased compensation.

General and administrative expenses.   General and administrative expenses of $864,629 for the nine months ended September 30, 2018 were relatively unchanged from the $858,987 spent in the same nine months a year ago.

Other income (expense).  Other income consisted of interest income of $14,113 in the nine months ended September 30, 2018 vs. $4,682 in the same period a year ago, primarily as the result of increased yields available on cash.  Interest expense of $47,045 in the current 9 months was relatively unchanged from $45,572 in the same period a year ago.

Net income.   We realized net income of $147,493 for the nine months ended September 30, 2018 which was relatively unchanged when compared to net income of $146,051 for the same nine months ended September 30, 2017.

Trends and Uncertainties That May Affect Future Results

Revenues in the third quarter of 2018 were modestly higher compared to revenues in 2017. We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2016), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (increased to $500,000 in 2016, and again to $750,000 in 2017) from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At September 30, 2018 this credit facility had not been used.

Equipment expenditures during the nine months ended September 30, 2018 were $378,567, consisting primarily of an enterprise planning software package for materials management, customer relations management and e-commerce, compared to $139,736 in the same period a year ago.  Expense related to patent applications was $6,648 in the first nine months of 2018 versus $17,217 in the same period in 2017.

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

As of September 30, 2018, cash was $2,657,328, accounts receivable were $724,221 and current liabilities were $732,029 resulting in a net liquid asset amount of $2,649,520.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended September 30, 2018 and for the quarter ended September 30, 2017, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

(b)  Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the nine months ended September 30, 2018 or during the nine months ended September 30, 2017.  Options entitling their holder to purchase 23,500 shares of stock at $2.32 apiece lapsed during the nine months ended September 30, 2017.  There were no sales of equity securities during the nine months ended September 30, 2018 or during the nine months ended September 30, 2017.

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

LIFELOC TECHNOLOGIES, INC.

November 8, 2018	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

November 8, 2018	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index
Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document