Form 10-K
period 2018-12-31
Lifeloc Technologies, Inc
filed 2019-03-18
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒     No   ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                            Accelerated filer  ☐                 Non-accelerated filer  ☐                      Smaller reporting company   ☒ Emerging growth company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of June 30, 2018 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 372,192 shares of common stock held by non-affiliates of the issuer on such date was $1,674,864.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 10, 2019:

Common Stock, no par value	2,454,116

Documents Incorporated by Reference: Items 10, 11, 13 and 14, and a portion of Item 12 of Part III are incorporated by reference from portions of the registrant's Definitive Proxy Statement for the 2018 Annual Shareholders' Meeting, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2018.

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

Lifeloc®, Easycal®, Lifeguard®, Phoenix®, Sentinel™, R.A.D.A.R.®, and SpinDx™ are registered trademarks of Lifeloc Technologies, Inc. This report may also contain trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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

Lifeloc incorporated in Colorado in December 1983.  We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com, www.stsfirst.com and lifeguardbreathtester.com.  Information contained on our websites does not constitute part of this Form 10-K.

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

In late 2009, Lifeloc released the LifeGuard® Personal Breathalyzer ("LifeGuard®"), a personal alcohol breath tester that incorporates the same fuel-cell technology used in our professional devices.  Intended for the global consumer breathalyzer market, LifeGuard® is marketed internationally through global distributors.

In 2011 and 2012 Lifeloc introduced Bluetooth wireless keyboard and printer communication options for our Phoenix® 6.0 along with a series of web based workplace training courses. We believe these two product innovations have been key to our success and leadership in workplace breath testing.

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

In the third quarter of 2014 we received approval from DOT for our EASYCAL® automatic calibration station for use with our Phoenix ® 6.0 Evidential Breath Testers, and we began shipments of the EASYCAL® to our law enforcement, corrections, workplace and international customers.   The EASYCAL® calibration station is a first of its kind device that automatically performs breath tester instrument calibration, calibration verification and gas management.  As compared to manual instrument calibration, the EASYCAL® reduces the opportunity for human error, saves time and reduces operating costs.  We anticipate submitting to the DOT for approval in the first quarter of 2019 a second generation EASYCAL® calibration station with broader capability.

In October 2015 we expanded our Sentinel™ line with the Sentinel™ VA alcohol screening station, a fully automated station to control vehicular access to safety critical facilities, such as mines, refineries, power stations and nuclear facilities.  With the Sentinel ™ VA alcohol screening station, all drivers entering a secure area can be tested quickly and efficiently without leaving their vehicle.

Testers for Drugs of Abuse

In October 2014 we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a breathalyzer that tests for Tetrahydrocannabinol (THC), the principal psychoactive constituent in cannabis.  In 2016 the breathalyzer development effort was broadened to include the SpinDx™ technology as a potential detection method.  Terms of the grant required us to submit invoices as work was performed. We received $25,000, $42,396, $44,523 and $11,288 of grant reimbursements in 2014, 2015, 2016, and 2017 respectively.  The grant completion date was August 31, 2017, at which point $126,793 of grant funds remained unused and are no longer available.  Reimbursements received under the grant were included in our Statements of Income as reductions in Research and Development cost.  No revenue was recognized from these grant reimbursements.

In August 2016 we entered into an exclusive patent license agreement with Sandia Corporation pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse.  We believe this license agreement signifies the beginning of a relationship that may become material to the Company in the future.  A prototype was built by Sandia under our Cooperative Research and Development Agreement and received in 2017, after which we commenced work on commercializing the device.  SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  The SpinDx™ platform has the potential to improve real-time screening for a panel of high-abuse drugs, with the ability to efficiently and quantitatively measure relatively low concentrations of drugs such as cocaine, heroin, methamphetamine and other high-abuse drugs.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites.  Resolving the psychoactive levels from metabolites is an important step in establishing impairment.  We upgraded our base breathalyzer platform in 2018, and we remain committed to combining it with the SpinDx technology. Our goal is to use this combination to result in a THC breathalyzer.  There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

In March 2017 we acquired all of the assets related to the Real-time Alcohol Detection and Recognition product (“R.A.D.A.R.®”) from Track Group, Inc. (“TRCK”) for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation, with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence.  We completed upgrading our base breathalyzer product in Q4 of 2018, and are nearing completion of work in improving the manufacturability of R.A.D.A.R.® devices, which we expect to launch in the first half of 2019.

Training

Drug and alcohol testing is highly regulated; thus quality training is an important component of our business.  Initially, our network of Master Trainers provided classroom training which generated certification fees.  This was expanded to include instructor materials, online training modules and direct (live) training via webcam.  In 2011, we launched Lifeloc University, a Learning Management System (LMS), defined as “a software application for the administration, documentation, tracking, reporting and delivery of educational courses or training programs”, a critical component for online training courses since it provides student accountability.  In 2018 we updated and revised the Lifeloc University LMS utilizing responsive design so it could be viewed on mobile devices.

In December 2014, we acquired substantially all of the assets of Superior Training Solutions, Inc. ("STS"), a company that develops and sells online drug and alcohol training and refresher courses. The assets we acquired from STS, which have been augmented and updated to enable mobile device usage, complement our existing drug and alcohol training courses.

Real Property

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 10,670 square feet are currently leased to three tenants under leases that expire at various times in 2020. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in October 2024.

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

One of our leading competitors is Intoximeters, Inc. of St. Louis, Missouri, a long-established company with strong name recognition in the field of alcohol testing.  It has well established sales channels, a large customer base, and a broad product line.  CMI, Inc. of Owensboro, Kentucky, another major competitor, also has a well-established name, strong position in stationary units used in police work, and international market coverage.  Drägerwerk AG & Co. KGaA, based in Germany, manufactures safety and gas testing equipment.  Its breath alcohol testers are respected for their quality and performance.

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

•
Blood alcohol tests, which require blood samples.  These tests are widely believed to be the most accurate form of alcohol testing because they measure blood alcohol content directly from a sample of the subject's blood.  However, the results are not instantaneous, and the tests are more invasive and expensive than breath alcohol testing.

Marketing

Marketing activities associated with our business include the communication of our value proposition through direct mail, direct and indirect sales channels, trade shows and an information-rich online presence.  We sell our products to the workplace and international markets primarily through distributors.  We sell our law enforcement, corrections and consumer products directly to the end user and our OEM products directly to manufacturers. Leveraging our installed base is important, as is maintaining a well-trained distributor network.  In 2009, we revised our workplace distributor program to place additional emphasis on volume incentives for growth in the form of a rebate program.  Under the program, distributors receive a progressively greater percentage rebate based on the dollar sales they generate. We believe this program helps incentivize our distributors to achieve a higher level of sales than would otherwise be the case.

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

Research and Development

Lifeloc defines its business broadly to include "near and remote sensing" applications in markets including those outside of traditional alcohol testing.  We believe that our future success depends to a large degree on our ability to conceive and develop improved alcohol detection and measurement products, as well as to identify attractive opportunities for growth outside of breath alcohol testing.  Accordingly, we expect to continue to invest in research and development.  We spent $1,121,827 and $1,076,763 during 2018 and 2017, respectively, on research and development, and on sustaining engineering.  The amount spent in 2018 was higher than the amount spent in 2017 due primarily to upgrading the R.A.D.A.R.® assets and our base product, as well as the SpinDx™ technology.  We expect to increase our emphasis on new product development efforts for existing and new markets.

Raw Materials and Principal Suppliers

A basic component of our instrument product line is the fuel cell, which we obtain from only a few suppliers.  We believe that our demand for this component is small relative to the total supply, and that the materials and services required for the production of our products are currently available in sufficient quantities and will be available for the foreseeable future.  However, there are relatively few suppliers of the high-quality fuel cells which our breathalyzers require.  Any sudden disruption to the supply of our fuel cells would pose a significant risk to our business.  New sources of fuel cells are uncertain at this time and changes to our fuel cells require approval by the DOT, which, if not received, could have a material effect on our revenues.  While we have traditionally used only one supplier of fuel cells, we have been developing our own fuel cell assembly capability using purchased sensors, which we finalized in 2018.  The next step will be to submit devices utilizing our assembled fuel cells to the Department of Transportation for approval in our Breath Testers.  Even if our own assembled fuel cells are approved, we will continue to purchase a portion of our total fuel cell requirements from our current supplier as necessary to meet the needs of the Company.

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

We file for patents, copyrights and trademarks to protect our intellectual property rights to the extent practicable.  We hold the rights to nine United States patents and have five patent applications pending, along with international patent applications on our EASYCAL® calibration station and on certain R.A.D.A.R.® assets.  These patents have expiration dates ranging from October 2020 to August 2033.  In 2017, we acquired seven United States patents and several active international patent applications in connection with our purchase of the R.A.D.A.R.® assets. The R.A.D.A.R.® patents and patent applications provide protection around the biometric identification methods used in the R.A.D.A.R.® devices along with a removable sampling chamber for maximum hygienics.  We act to protect our patents from infringement in each instance where we determine that doing so would be economical in light of the expense involved and the level and availability of our financial resources.  While we believe that each of our pending applications relate to a patentable device or concept, there is no guarantee that the patents will be issued.

We also enter into royalty and licensing agreements where we license or otherwise confer our intellectual property rights on a licensor in exchange for specified payment terms. In 2012 we entered into a royalty agreement with an OEM customer which provides for the monthly payment of royalties to us on all products containing certain of our software sold by our customer.  The agreement is of perpetual duration, but is terminable by the OEM customer upon six months' notice. In 2013 we began receiving royalties from another customer as a result of entering into a second royalty agreement, which provides for the monthly payment of royalties to us on all products containing certain of our software sold by our customer. The agreement is of perpetual duration, but is terminable by the customer upon six months' notice or by us upon 12 months notice.

Employees

As of December 31, 2018, we had 33 full-time employees and 4 part-time employees.  We are not a party to any collective bargaining agreements.

Customers

Revenues from our largest customers, as a percentage of total revenues, for 2018 and 2017 were as follows:

	2018	2017
Customer A	7%	8%
Customer B	5%	5%
Customer C	4%	4%
All others	84%	83%
Total	100%	100%

Environmental Matters

Our operations are subject to a variety of federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise related to the protection of the environment.  Lifeloc sells cylinders of ethanol in nitrogen (UN1956, Class 2.2) for use in calibrating breath alcohol testers. The gas mixture is a hazardous material as defined by the DOT (see 49 CFR 172). We believe we are in substantial compliance with the appropriate DOT regulations for the handling and shipment of dry gas containers, as well as all other state or local laws governing the transportation of hazardous materials. The DOT regulations include strict labeling and packaging requirements, as well as requirements pertaining to shipping papers and declaration forms that must be completed by the shipper.  In addition, we provide a Safety Data Sheet ("SDS") with every tank, and all employees involved in shipping hazardous materials are required to have appropriate certification.   Failure to comply with these regulations could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability, which could have a material impact on our business. The cost of complying with these regulations is considered as an ongoing cost of operations, and is not material.
Government Regulation of the Business
All breath testers manufactured in the United States explicitly for personal use are regulated as Class I medical devices by the Food and Drug Administration ("FDA"). These regulations apply to the manufacture and sale of our LifeGuard® product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  On June 26, 2017, we were inspected by the FDA and no violations were issued.
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
We are also subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the Conforming Products List of Evidential Breath Alcohol Measurement Devices (the "CPL") published periodically in the Federal Register.  Law enforcement applications also require that portable breath testing instruments be included on the CPL.  Lifeloc's FC10, FC10Plus, FC20, FC20BT, EV30, and Phoenix® 6.0 are included on the CPL.  We believe that we were in substantial compliance with the regulations described above as of December 31, 2018 for our products sold into these markets and states.
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

Sixteen percent of our total sales in 2018 were attributable to three customers, with whom we do not have long-term contracts.  If orders from those customers are not renewed, our revenues may be adversely affected.  Furthermore, at December 31, 2018, our accounts receivable balance included approximately $181,701 or 27% from one customer, and $84,964, or 13%, from a second customer.

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

We are subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the CPL.  Law enforcement applications also require that portable breath testing instruments be included on the CPL.  Lifeloc's FC10, FC10Plus, FC20, FC20BT, EV30, and Phoenix® 6.0 are included on the Conforming Products List of Evidential Breath Alcohol Measurement Devices (“CPL”).  We believe that we were in substantial compliance with the regulations described above as of December 31, 2018 for our products sold into these markets and states. In addition, our LifeGuard® product is regulated as a Class I medical device by the Food and Drug Administration ("FDA").

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

Many state purchases of PBTs are governed by state contracts with competitive price bids, multiple year terms and without guarantees of purchases. Other states prefer to share PBT usage across several vendors, also without guarantees of volume. These state practices limit Lifeloc's ability to retain current business, forecast volumes and win new business. Furthermore, a significant amount of our law enforcement business is concentrated in eight states (Arizona, Arkansas, California, Colorado, Michigan, Idaho, Texas and Nevada). Loss of this business, or delays or cancellations in purchasing by these states, could seriously impact our law enforcement business.

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

Third parties to whom we have licensed our patents may choose to enforce them through litigation, over which we would exert little or no control.

Should third parties who have licensed our intellectual property determine it is in their best interest to pursue litigation based on those patents, we would have no control in the direction of that litigation or the resulting publicity. Litigation may result in unfavorable findings by courts regarding the nature or protectability of our intellectual property. Litigation may result in additional expenditures or harm the business. Additionally, we would have no control over the publicity any such litigation may garner, which could negatively affect the company in the marketplace. In any of these situations, revenues may decline and our business may be harmed.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products.  We maintain product liability insurance to cover us in the event of liability claims, and as of December 31, 2018, no such claims have been asserted or threatened against us.  However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Vern D. Kornelsen, Chairman of our Board of Directors, Secretary, and Chief Financial Officer, beneficially owned approximately 77% of our outstanding common stock as of December 31, 2018.  Through this ownership, Mr. Kornelsen is able to control the composition of our Board and direct our management and policies. Accordingly, Mr. Kornelsen has the direct or indirect power to:

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

Increasingly common data privacy and cybersecurity regulations could impact the use of or market for our products.

Information collected with our products may be governed by certain data privacy and cyber security regulations, breach of which could cause negative publicity or otherwise harm the company. As a Company with information stored online, the company may be vulnerable to cybersecurity attacks which may trigger reporting requirements and legal liability. Responding to a cyber security threat or breach would require financial resources, may cause a loss of productivity, and may open the Company to legal liability.

U.S. Trade relations could negatively impact the availability of materials or the international market for the Company’s product.

Changes in U.S. trade relations, particularly the impositions of tariffs by the U.S. and China, have had and are expected to have material effects on the performance of many companies. The Company could be negatively affected by tariffs on any component materials required for a company product. Trade relations also may decrease any potential international market for the Company products, effecting the Company’s potential for growth.

Item 1B.  Unresolved Staff Comments

Not required for smaller reporting companies.

Item 2.  Properties

On October 31, 2014, we purchased the commercial property the Company uses as its corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which approximately 11,655 square feet are occupied by us and approximately 10,670 square feet are currently leased to three tenants under leases that expire at various times in 2020. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.

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

Item 4.  Mine Safety Disclosures

Not applicable.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2018, we had 67 shareholders of record. Our common stock is not listed on an established public trading market. Since January 17, 2012, our stock has been quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our shares is LCTC. Trading in our common stock is limited and sporadic. Subject to the foregoing qualification, the following table sets forth the range of bid quotations for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2018	Bid Price	Fiscal 2017	Bid Price
1st Quarter	$4.80 – 8.75	1st Quarter	$7.25 – 21.00
2nd Quarter	$4.35 – 5.40	2nd Quarter	$9.00 – 14.96
3rd Quarter	$3.95 – 5.39	3rd Quarter	$6.00 – 13.00
4th Quarter	$4.25 – 5.65	4th Quarter	$5.25 – 8.00

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

Outlook

Installed Base of Breathalyzers.  We believe the installed base of our breathalyzers will increase as the inherent risks associated with drinking while driving or while working in safety sensitive jobs become more widely acknowledged and as our network of distributors and our direct sales force grows.  We believe that increased marketing efforts, the introduction of new products and the expansion of our sales network may provide the basis for increased sales and continuing profitable operations.  However, these measures, or any others that we may adopt or determine not to adopt, may not result in either increased sales or continuing profitable operations.

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

Recent Developments

In August 2016 we entered into an exclusive patent license agreement with Sandia Corporation pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse.  We believe this license agreement signifies the beginning of a relationship that will become material to the Company in the future.  A prototype was built by Sandia under our Cooperative Research and Development Agreement and received in 2017, after which we commenced work on commercializing the device.  SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  The SpinDx™ platform has the potential to revolutionize real-time screening for a panel of high abuse drugs, with the ability to quickly and quantitatively measure very low concentrations of drugs such as cocaine, heroin, methamphetamine and others.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites.  Resolving the psychoactive levels from metabolites is an important step in establishing impairment.  We upgraded our base breathalyzer platform in 2018, and we remain committed to combining it with the SpinDx technology.  If successful, this combination will result in a THC breathalyzer.  There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

On March 8, 2017, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Track Group Inc., a Delaware corporation, and its wholly owned subsidiary Integrated Monitoring Systems, LLC, a Colorado limited liability company. Pursuant to the terms and conditions of the Asset Purchase Agreement, we acquired certain assets comprised of: (1) handheld hardware device technology (the "R.A.D.A.R.® Mobile Devices"), designed to measure breath alcohol content of the user; and (2) software technology called R.A.D.A.R.® (Real-time Alcohol Detection and Reporting) Reporting Center designed to allow the Device to be configured and to capture and manage the data being returned from the Device (together with the Device, the "R.A.D.A.R.® Assets"). The purchase price under the Asset Purchase Agreement was $860,000. Under the Asset Purchase Agreement, we assumed certain liabilities and obligations, including contractual obligations, and various other liabilities and obligations arising out of or relating to the R.A.D.A.R.® Assets, including obligations related to current customers of the R.A.D.A.R.® Assets. The Asset Purchase Agreement contains customary representations, warranties, and covenants and provides for indemnification rights with respect to a breach of a representation, warranty or covenant by either party.  Although there is no assurance of market acceptance, widespread adoption of the R.A.D.A.R.® Mobile Devices may provide an alternative to, and thus lower, incarceration rates through better offender monitoring.  We expect to complete an update to the R.A.D.A.R.® Mobile Devices in the first half of 2019.

Results of Operations

For the year ended December 31, 2018 compared to the year ended December 31, 2017.

Net sales. Our product sales for the year ended December 31, 2018 were $8,104,003, an increase of 6% from $7,629,474 for the same period a year ago.  This increase is primarily attributable to prevailing market conditions.  When royalties of $247,765 and rental income of $85,886 are included, total revenues of $8,437,654 increased by $446,916, or 6%, for the year ended December 31, 2018 when compared to the same 12 months a year ago. Rental income increased by $14,210 due to the replacement of a tenant lease that was previously terminated, and royalties decreased by $41,823 due to a decrease in sales by royalty-paying customers.

Gross profit.  Gross profit for the year ended December 31, 2018 of $3,809,251 represented an increase of 3% from total gross profit of $3,712,864 for the year ended December 31, 2017, primarily as a result of increased sales volume, offset by decreased royalties in 2018 and higher rental income.  Cost of product sales increased from $4,178,268 in the year ended December 31, 2017 to $4,556,100 in the same period in 2018, an increase of $377,832 (9%), primarily as a result of increased labor and materials required for the increased sales volume as well as costs associated with the R.A.D.A.R. mobile device product line, which was not yet accompanied by a proportionate increase in revenues. Gross profit margin on products decreased to 44% in the year ended December 31, 2018 from 45% in the year ended December 31, 2017 primarily for the same reason and because of an increase in tariffs.

Research and development expenses.  Research and development expenses were $1,121,827 for the year ended December 31, 2018, representing an increase of $45,064 (4%) over the $1,076,763 in the same period a year ago.  This increase resulted mostly from increased compensation.

Sales and marketing expenses.   Sales and marketing expenses of $1,251,388 for the year ended December 31, 2018 were lower than the $1,388,927 spent in the same period a year ago by 10%, or $137,539.  This decrease is attributable primarily to decreased compensation.

General and administrative expenses.   General and administrative expenses were $1,165,413 for the year ended December 31, 2018 vs. $1,114,534 for the year ended December 31, 2017, an increase of $50,879 or 5%, mostly as the result of increased costs associated with implementation and maintenance of our enterprise planning software package for materials management, customer relations management and e-commerce.

Other income (expense).  Interest income increased from $6,824 a year ago to $25,624 in the current year, mostly as a result of increased yields available as well as an increase in cash available.  Interest expense of $61,650 in the year ended December 31, 2018 was relatively unchanged from $60,705 in the previous year.

Net income.   We realized net income of $217,164 for the year ended December 31, 2018 compared to net income of $14,603 for the year ended December 31, 2017.  This increase of $202,561, was the result of the increase in gross profit and of the changes in operating expenses discussed above, offset in part by a decrease in income taxes of $46,723, which resulted mostly from the decrease in the federal income tax rate in 2018 vs. 2017.

Trends and Uncertainties That May Affect Future Results

Revenues in the year 2018 were higher compared to revenues in 2017.  We believe increased sales efforts, along with the re-launch of the R.A.D.A.R.® Mobile Devices, may result in improved revenues in 2019 and beyond.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues, with particular emphasis on completing SpinDx™.

Our 2019 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products for long-term growth.  We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2019.  However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

Interest expense. In connection with the financing of our building purchase on October 31, 2014 we obtained a 10-year term loan from Bank of America in an initial principal amount of $1,581,106 bearing interest at 4.45% per annum (which was decreased to 4% in 2016) and secured by a first-priority mortgage in the acquired property, as well as a one-year $250,000 line of credit (which was increased to $750,000 in 2017) bearing interest at a rate equal to the LIBOR daily floating rate plus 2.5%, secured by all assets of the Company. As a result of payments made on the loan, as well as a reduction of the interest rate in July 2016, our cash outlays for interest on the loan decreased from $60,162 for  FY 17 to $58,475 for FY 18.  There were no borrowings under the line of credit as of December 31, 2018.

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

In October 2014 we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a breathalyzer that tests for Tetrahydrocannabinol ("THC"), the principal psychoactive constituent in cannabis.  In 2016 the breathalyzer development effort was broadened to include the SpinDx™ technology as a potential detection method.  SpinDx™ has demonstrated the ability to detect very low levels of THC under laboratory conditions.  We received $25,000, $42,396, $44,523, and $11,288 of grant reimbursements of allowed expenses in 2014, 2015, 2016 and 2017 respectively. The grant completion date was August 31, 2017, at which point $126,793 of grant funds remained unused and are no longer available. This development effort has continued beyond the completion of the grant, and will be intensified in 2019.  There is no assurance that this effort to develop a THC (marijuana) breathalyzer will be successful or that significant sales will result from such development if successful.

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2016), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (raised to $750,000 in 2017) from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At December 31, 2018 this credit facility had not been used.

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

As of December 31, 2018, cash and cash equivalents was $2,788,327, trade accounts receivable were $675,136 and current liabilities were $741,385 resulting in net liquid assets of $2,722,078.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to seek additional sources of capital and/or to implement cost reduction measures, as necessary.

Equipment and software expenditures during FY 18 were $402,147 compared to $11,846 for FY 17, an increase of $390,301, which mostly consisted of a major upgrade to our data infrastructure with an enterprise resource planning software package for materials management, customer relations management and e-commerce.  We filed patent applications at a cost to us of $6,750 in 2018 versus $17,217 in 2017.  The acquisition of R.A.D.A.R. equipment and software in 2017 was $748,198, and the related patents were $100,000.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the year ended December 31, 2018 and for the year ended December 31, 2017, warranty costs were not deemed significant.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years (three years for software and technology licenses).  We use the double declining method of depreciation for property and equipment, and the straight line method for software and technology licenses. We purchased all of the assets of STS, an online education company, in 2014, which consisted of training courses that are amortized over 15 years using the straight line method.  In October 2014, we purchased our building. A majority of the cost of the building is depreciated over 39 years using the straight line method. In addition, based on the results of a third party analysis, a portion of the cost was allocated to components integral to the building.  Such components are depreciated over 5 and 15 years, using the double declining method and the straight line method respectively.  The R.A.D.A.R.® mobile devices, and the R.A.D.A.R.® software and patents that were purchased in March 2017 are depreciated over 5 years using the double declining balance method, and amortized over 15 years, using the straight line method, respectively.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lifeloc Technologies, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of income, stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Causey Demgen & Moore P.C.
Causey Demgen & Moore P.C.
We have served as the Company’s auditor since 2016.

Denver, Colorado
March 15, 2019

LIFELOC TECHNOLOGIES, INC.
Balance Sheets

ASSETS
	December 31,
CURRENT ASSETS:	2018	2017
Cash and cash equivalents	$2,788,327	$2,669,455
Accounts receivable, net	675,136	593,326
Inventories, net	1,290,607	1,175,103
Income taxes receivable	90,629	121,401
Prepaid expenses and other	35,155	21,804
Total current assets	4,879,854	4,581,089

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment and software	800,569	556,025
Training courses	432,375	432,375
Office equipment and software	241,836	204,282
Sales and marketing equipment	219,797	216,330
Research and development equipment and software	159,810	131,770
Less accumulated depreciation	(1,649,203)	(1,349,499)
Total property and equipment, net	3,021,359	3,007,458

OTHER ASSETS:
Patents, net	158,147	177,244
Deposits and other	140,452	259,037
Deferred taxes	79,869	66,531
Total other assets	378,468	502,812
Total assets	$8,279,681	$8,091,359
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$343,783	$297,096
Term loan payable, current portion	43,207	42,101
Customer deposits	19,265	48,763
Accrued expenses	250,912	264,290
Deferred revenue, current portion	44,218	53,137
Reserve for warranty expense	40,000	40,000
Total current liabilities	741,385	745,387

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,369,347	1,410,185

DEFERRED REVENUE, net of current portion	8,212	9,683

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,597,646	4,580,177
Retained earnings	1,563,091	1,345,927
Total stockholders' equity	6,160,737	5,926,104
Total liabilities and stockholders' equity	$8,279,681	$8,091,359

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statements of Income

	Years Ended December 31,
REVENUES:	2018	2017
Product sales	$8,104,003	$7,629,474
Royalties	247,765	289,588
Rental income	85,886	71,676
Total	8,437,654	7,990,738

COST OF SALES	4,628,403	4,277,874

GROSS PROFIT	3,809,251	3,712,864

OPERATING EXPENSES:
Research and development	1,121,827	1,076,763
Sales and marketing	1,251,388	1,388,927
General and administrative	1,165,413	1,114,534
Total	3,538,628	3,580,224

OPERATING INCOME	270,623	132,640

OTHER INCOME (EXPENSE):
Interest income	25,624	6,824
Interest expense	(61,650)	(60,705)
Total	(36,026)	(53,881)

NET INCOME BEFORE PROVISION FOR TAXES	234,597	78,759

(PROVISION FOR) FEDERAL AND STATE INCOME TAXES	(17,433)	(64,156)

NET INCOME	$217,164	$14,603

NET INCOME PER SHARE, BASIC	$0.09	$0.01

NET INCOME PER SHARE, DILUTED	$0.09	$0.01

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,512,445	2,518,188

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statement of Stockholders' Equity
Years Ended December 31, 2018 and 2017

	Common Stock		Retained Earnings
	Shares	Amount		Total
BALANCES, DECEMBER 31, 2016	2,454,116	$4,557,320	$1,331,324	$5,888,644

Net income	-	-	14,603	14,603
Stock based compensation expense
related to stock options	-	22,857	-	22,857

BALANCES, DECEMBER 31, 2017	2,454,116	4,580,177	1,345,927	5,926,104

Net income	-	-	217,164	217,164
Stock based compensation expense
related to stock options	-	17,469	-	17,469

BALANCES, DECEMBER 31, 2018	2,454,116	$4,597,646	$1,563,091	$6,160,737

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Statements of Cash Flows

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2018	2017
Net income	$217,164	$14,603
Adjustments to reconcile net income to net cash
provided from (used in) operating activities-
Depreciation and amortization	416,896	288,017
Provision for doubtful accounts, net change	(5,000)	-
Provision for inventory obsolescence, net change	60,000	27,500
Deferred taxes, net change	(13,338)	43,196
Reserve for warranty expense, net change	-	-
Stock based compensation expense related to
stock options	17,469	22,857
Changes in operating assets and liabilities-
Accounts receivable	(76,810)	(97,929)
Inventories	(175,504)	(366,994)
Income taxes receivable	30,772	(6,728)
Prepaid expenses and other	(13,351)	30,268
Deposits and other	118,585	(160,046)
Accounts payable	46,687	12,506
Customer deposits	(29,498)	(2,848)
Accrued expenses	(13,378)	24,457
Deferred revenue	(10,390)	(10,128)
Net cash provided from (used in)
operating activities	570,304	(181,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(402,147)	(11,846)
Cash paid for equipment and software acquired
in asset acquisition	-	(748,198)
Cash paid for patents and patent applications acquired
in asset acquisition	-	(100,000)
Patent filing expense	(6,750)	(17,217)
Net cash (used in) investing activities	(408,897)	(877,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(42,535)	(44,079)
Net cash (used in) financing
activities	(42,535)	(44,079)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	118,872	(1,102,609)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,669,455	3,772,064

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,788,327	$2,669,455

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$58,847	$65,348

Cash paid for income tax	$-	$40,096

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2018 and 2017

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

Lifeloc incorporated in Colorado in December 1983.  We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com, www.stsfirst.com and lifeguardbreathtester.com.  Information contained on our websites does not constitute part of this Form 10-K.

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

Debt Issuance Costs.  In 2016, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03").  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  Deferred loan costs are amortized over the 20-year life of the term loan on a straight line basis, which approximates the effective interest method.  Total amortization during the years ended December 31, 2018 and 2017 was $2,803 and $542 respectively, and is included within interest expense on the statements of income.

Deferred Taxes.  In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  This standard requires that deferred income tax assets and liabilities be presented as noncurrent assets or liabilities in the balance sheet.  ASU 2015-17 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either prospectively to all deferred tax assets or liabilities or retrospectively to all periods presented.  We adopted this new standard in 2017.

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

Concentration of Credit Risk.   Financial instruments with significant credit risk include cash and accounts receivable.  The amount of cash on deposit with two financial institutions exceeded the $250,000 federally insured limit at December 31, 2018 by $2,036,631.  However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Accounts Receivable.  Accounts receivable are typically unsecured and are derived from transactions with and from entities primarily located in the United States or from international distributors with a proven payment history.  Accordingly, we may be exposed to credit risks generally associated with the alcohol monitoring industry.  Our credit policy calls for payment in accordance with prevailing industry standards, generally 30 days with occasional exceptions of up to 60 days for large established customers.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended December 31	2018	2017
Balance, beginning of year	$35,000	$35,000
Provision for estimated losses	(7,583)	10,669
Recovery (write-off) of uncollectible accounts	2,583	(10,669)
Balance, end of year	$30,000	$35,000

The net accounts receivable balance at December 31, 2018 of $675,136 included an account from one customer of $181,701 (27%), $84,964 from a second customer (13%), and no more than 10% from any other single customer. The net accounts receivable balance at December 31, 2017 of $593,326 included an account from one customer of $156,960 (26%) and no more than 10% from any other single customer.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At December 31, 2018 and December 31, 2017, inventory consisted of the following:

	2018	2017
Raw materials & deposits	$937,276	$809,867
Work-in-process	37,338	181,976
Finished goods	435,993	243,260
Total gross inventories	1,410,607	1,235,103
Less reserve for obsolescence	(120,000)	(60,000)
Total net inventories	$1,290,607	$1,175,103

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended December 31	2018	2017
Balance, beginning of year	$60,000	$87,500
Provision for estimated obsolescence	105,092	21,965
Write-off of obsolete inventory	(45,092)	(49,465)
Balance, end of year	$120,000	$60,000

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years; three years for software and technology licenses; 15 years for training courses; 39 years for the cost of the building we purchased in October 2014.  We utilize the double-declining method of depreciation for property and equipment, and the straight-line method of depreciation for software, training courses, and the building, due to the expected usage of these assets over time. These methods are expected to continue throughout the life of the assets.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.  Depreciation expense for the years ended December 31, 2018 and 2017 was $388,246 and $275,592 respectively.

Long-Lived Assets.   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.  No impairments were recorded for the years ended December 31, 2018 and 2017 respectively.

Patents.   The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (20 years for utility patents in the United States, and 14 years for design patents).  Amortization expense, including impairments, for the years ended December 31, 2018 and 2017 was $25,847 and $11,882 respectively.  Amortization expense for each of the next 5 years is estimated to be $12,824 per year.  Capitalized costs are expensed if patents are not granted.  We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.  Impairments of $12,536 and $0 were included in amortization expense for the years ended December 31, 2018 and 2017 respectively.  A summary of our patents at December 31, 2018 and 2017 is as follows:

	2018	2017
Patents issued	$88,855	$90,508
Patent applications	17,903	24,321
Patents and patent applications acquired in asset acquisition	100,000	100,000
Accumulated amortization	(48,611)	(37,585)
Total net patents	$158,147	$177,244

Deposits and Other Assets.  We include the long-term portion of installment receivables and the long-term portion of prepaid consulting with deposits.

Accrued Expenses.  We have accrued various expenses in our December 31 balance sheets, as follows.

	2018	2017
Compensation	$163,814	$139,841
Property and other taxes	61,538	96,097
Rebates	25,560	28,352
	$250,912	$264,290

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

Years Ended December 31	2018	2017
Balance, beginning of year	$40,000	$40,000
Provision for estimated warranty claims	29,295	38,153
Claims made	(29,295)	(38,153)
Balance, end of year	$40,000	$40,000

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  For the years ended December 31, 2018 and 2017, we did not have any interest or penalties or any significant uncertain tax positions.

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below.

	Year Ended December 31,
Product sales:	2018	2017
Product sales and supplies	$7,373,820	$6,910,773
Training, certification and data recording	634,567	597,190
Service plans and equipment rental	95,616	121,511
Product sales subtotal	8,104,003	7,629,474
Royalties	247,765	289,588
Rental income	85,886	71,676
Total revenues	$8,437,654	$7,990,738

Service plans and equipment rental, as well as Training, certification and data recording, include 12 months of revenue in the year ended December 31, 2018 attributable to the assets related to the Real-time Alcohol Detection and Recognition product (“R.A.D.A.R.”), which we acquired in March 2017, whereas only 10 months of revenue from the R.A.D.A.R. assets are included in the same period a year ago.

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

Grants.  We apply for and receive job training and other grants.  In September 2014 we were notified that we had been awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a marijuana breathalyzer that is currently under development.  Grants are recognized as reductions of expense when received.  In 2018 and 2017, we received expense reimbursement grants of $2,721 and $11,288 respectively.  The grant completion date was August 31, 2017, at which point $126,793 of grant funds remained unused and are no longer available.  We received a $2,721 training grant in 2018.

Rebates.  Our rebate program is available to certain of our North American workplace distributors in good standing who are responsible for sales equaling at least $25,000 in one calendar year.  Distributors who meet the required sales threshold automatically earn a rebate equal to between 1 and 10 percent of that distributor's total sales of the Company's products.  We accrue for these rebates monthly; they are shown in our balance sheets as accrued expenses.

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

Stock-based compensation expense recognized under ASC 718 for years 2018 and 2017 was $17,469 and $22,857 respectively.  Stock-based compensation expense related to employee stock options under ASC 718 is allocated to General and Administrative Expense when incurred.

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

Basic and Diluted Income and Loss per Common Share.  Net income or loss per share is calculated in accordance with ASC Topic 260, Earnings Per Share ("ASC 260").  Under the provisions of ASC 260, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  Dilution from potential common shares outstanding at December 31, 2018 and 2017 was $0 and $0 per share, respectively.

3.  ASSET ACQUISITION

In March 2017 we acquired all of the assets related to R.A.D.A.R.® from Track Group, Inc. (“TRCK”) for $860,000 in cash.  Based on Level 3 inputs, which consisted of estimates of future cash flows, return on investment analyses, and replacement costs, the purchase price was allocated as follows:

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

The following table presents the calculation of basic and diluted net income per common share:

	Years Ended
	December 31, 2018	December 31, 2017
Net income	$217,164	$14,603
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	58,329	64,072
Weighted average shares-diluted	2,512,445	2,518,188
Net income per share-basic	$.09	$.01
Net income per share-diluted	$.09	$.01
Antidilutive employee stock options	-	-

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

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended December 31, 2018 and 2017 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2016	85,500	$6.13
Granted	50,000	-
Exercised	-	-
Forfeited/expired	(75,500)	-
BALANCE AT DECEMBER 31, 2017	60,000	$5.39
Granted	-	-
Exercised	-	-
Forfeited/expired	(10,000)	-
BALANCE AT DECEMBER 31, 2018	50,000	$6.00

 The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2018:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$6.00	50,000	3.50	$6.00	-	-

The exercise price of all options granted through December 31, 2018 has been equal to or greater than the fair market value as of the date of grant, as determined by the Board.  As of December 31, 2018, 31,000 options for our common stock remain available for grant under the 2013 Plan.

Options to purchase 50,000 shares of stock at $8.83 apiece were granted during the year ended December 31, 2016.  These options were forfeited and replaced with options to purchase 50,000 shares of stock at $6.00 apiece in 2017 in conjunction with the amendment of an employment agreement.  Vesting of these options is subject to performance achieved during the years ending December 31, 2019 and 2020.   The provisions of ASC 718-10-55 require the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values.  Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model.  The BSM option pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk free interest rate and expected dividends.  For the options granted in 2017, the pricing model assumptions were: risk-free interest rate 1.94%, expected life 5 years, expected volatility 29%, expected dividend rate 0%. Applying these assumptions resulted in a fair value of $87,341, which will result in stock option expense of approximately $1,456 per month through September 30, 2022 being charged against operations with a corresponding credit to capital. Share-based compensation cost for the year ended December 31, 2018 was $17,469 and $22,857 for the year ended December 31, 2017.

No options were exercised during the years ended December 31, 2018 and 2017.

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

Year	Amount
2019	$44,292
2020	45,964
2021	48,021
2022	50,005
2023	52,072
2024	1,178,528
Total	1,418,882
Less financing cost	(6,328)
Net term loan payable	1,412,554
Less current portion	(43,207)
Long term portion	$1,369,347

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of December 31, 2018 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,784,219 at December 31, 2018.

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

7.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2017, and bears interest at a rate equal to the LIBOR daily floating rate of 2.39238% and 1.4375% on December 31, 2018 and 2017, respectively, plus 2.5%.  The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2020.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of December 31, 2018 and December 31, 2017.

8.  INCOME TAXES

We account for income taxes under ASC 740, which requires the use of the liability method.  ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  We have a Federal General Business Credit carryover available for 2019 of $69,603.

Our income tax provision is summarized below:

Years Ended	December 31, 2018	December 31, 2017
Current:
Federal	$12,985	$15,177
State	17,787	5,783
Total current	30,772	20,960
Deferred:
Federal	(10,929)	41,845
State	(2,410)	1,351
Total deferred	(13,339)	43,196
Total	$17,433	$64,156

On December 22, 2017, the new Federal tax law was signed, lowering the corporate tax rate to 21%. The resulting change in deferred taxes is noted in the table below. The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	December 31, 2018	December 31, 2017
Federal statutory rate	$49,265	$29,706
Effect of:
State taxes, net of federal tax benefit	(15,377)	(7,134)
Research & development credit	(63,954)	(14,529)
Federal tax rate change	-	32,110
Other	47,499	24,003
Total	$17,433	$64,156

The components of the deferred tax asset are as follows:

	Years Ended December 31,
	2018	2017
Current Deferred Tax Assets:
Bad debt reserve	$7,689	$8,971
Inventory reserve	30,756	15,378
Accrued vacation	17,610	15,830
Deferred income	13,562	16,100
Warranty reserve	10,252	10,252
Total deferred tax assets	$79,869	$66,531

Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before 2015 or state examinations for years before 2014.

9.  LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at December 31, 2018 or December 31, 2017, and therefore made no accruals for legal proceedings in either 2018 or 2017.

10.  MAJOR CUSTOMERS/SUPPLIERS

We depend on sales that are generated from our customers' ongoing usage of alcohol testing instruments.

One customer contributed 7% ($630,644) to our total sales in 2018, a second customer contributed 5% ($401,228), a third customer contributed 4% ($346,259), and no other customer contributed more than 3%.  One customer contributed 8% ($623,506) to our total sales in 2017, a second customer contributed 5% ($418,819), a third customer contributed 4% ($290,098), and no other customer contributed more than 3%.  In making this determination, we considered the federal government, state governments, local governments, and foreign governments each as a single customer.

In 2018, we depended upon three vendors for approximately 23% of our purchases (three vendors and 35% respectively in 2017).

11.  DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We have adopted a 401(k) Profit Sharing Plan ("401(k) Plan") which covers all full-time employees who have completed 3 months of full-time continuous service and are age eighteen or older. Participants may defer up to 100% of their gross pay up to 401(k) Plan limits.  Participants are immediately vested in their contributions.  We make monthly discretionary matching contributions of 3% of the total payroll of the participating employees.  In 2018 and 2017 we contributed $53,268 and $51,456 respectively.  The participants vest in Company contributions based on years of service, with a participant fully vested after six years of credited service.

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

The following sets forth information about the operations of the business segments for the years ended December 31, 2018 and 2017.

	2018	2017
Product sales	$8,104,003	$7,629,474
Royalties	247,765	289,588
Products subtotal	8,351,768	7,919,062
Rentals	85,886	71,676
Total	$8,437,654	$7,990,738

Gross profit:
Product sales	$3,547,903	$3,451,206
Royalties	247,765	289,588
Products subtotal	3,795,668	3,740,794
Rentals	13,583	(27,930)
Total	$3,809,251	$3,712,864

Interest expense:
Product sales	$33,582	$31,827
Royalties	-	-
Products subtotal	33,582	31,827
Rentals	28,068	28,878
Total	$61,650	$60,705

Net income (loss) before taxes:
Product sales	$1,317	$(154,021)
Royalties	247,765	289,588
Products subtotal	249,082	135,567
Rentals	(14,485)	(56,808)
Total	$234,597	$78,759

There were no intersegment revenues.

At December 31, 2018, $869,844 of our assets were used in the Rentals segment, with the remainder, $7,409,837, used in the Products and unallocated segments.

Future rental income and related expenses will depend on whether existing leases are renewed. Minimum base rents for leases in place at December 31, 2018 are scheduled to be $114,692 in 2019 and $51,168 in 2020.

13.  SUBSEQUENT EVENTS
We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements, except for the following.

Stock Options

We granted 50,000 options to an officer in January, 2016, which had a term of 5 years, but which only became vested if sales of $20 million and pre-tax income of 15% were achieved in 2018.  If those targets were not met until 2019, then 50% of the options would vest and the remainder canceled.  If those targets were not met until 2020, then 25% of the options would vest and the remainder canceled.  On October 1, 2017 the option agreement was amended to provide a one year delay for meeting the sales and earnings targets with all other terms remaining unchanged.  On January 25, 2019 the option agreement was amended to provide for an additional target, namely, if the product known as SpinDx™, including the marijuana breathalyzer which incorporates SpinDx™ technology, has been completed and submitted to regulatory authorities for review by or before December 31, 2019, all of the 50,000 options will vest in full, whether or not the sales and earnings requirements have been met.  Each of the amendments to the original option agreement is deemed a new option.

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

The factors used to estimate the value of the revised option grant on January 25, 2019 and the resulting fair market value, are as follows.

Stock price	$4.185
Exercise price per share	$6.00
Original term (years)	3.4167
Volatility	22.00%
Annual rate of quarterly dividends	None
Risk free interest rate	2.59%
Fair market value of options	$14,493

Commencing in February, 2019, the monthly charge to expense in our statement of income will be $353, with a like amount credited to common stock as stock based compensation expense related to stock options.  Total amounts of such charges and credits as a result of these option grants are:
	Expense	Common Stock
2019	$3,883	$3,883
2020	$4,242	$4,242
2021	$4,242	$4,242
2022	$2,126	$2,126

We believe it is probable that one of the performance targets will be achieved in 2019, although there is no assurance of that.  Assuming one of the performance targets will be met in 2019, there will be no further charges or credits after 2019.

Rental Property Lease Termination

Due to a need for the space for our own use, we agreed to release one of our tenants from their lease expiring in July 2020.  Rental income in 2019 will be reduced by $25,550, and in 2020 it will be reduced by $17,990.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the "Exchange Act").  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Internal Control over Financial Reporting

(a)	Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2014.  Based on our evaluation under the framework in Internal Control-Integrated Framework issued by the COSO in 2014, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

(c)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2018.

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2018.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	50,000	$6.00	31,000
Equity compensation plans not approved by security holders	-	-	-
Total	50,000	$6.00	31,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2018.

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2018.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our financial statements are provided under Item 8 of this Annual Report.

(b) The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:
Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated as of March 8, 2017, by and among Lifeloc Technologies, Inc., Integrated Monitoring Systems, LLC, and Track Group Inc. (5)
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (4)
4.1	Form of Certificate representing Common Stock (1)
10.1	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.2	Form of Standard Distribution Agreement (1)
10.3	Loan Agreement with Bank of America (Term Loan), dated October 29, 2014 (3)
10.4	Deed of Trust with Bank of America, dated October 29, 2014 (3)
10.5	Security Agreement with Bank of America, dated October 29, 2014 (3)
10.6	Loan Agreement with Bank of America (Line of Credit), dated October 29, 2014 (3)
10.7†	Amendment No. 3 to Loan Agreement dated May 15, 2017 (6)
10.8†	2013 Stock Option Plan (2)
10.9	Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated October 5, 2017 (7)
23.1*
Consent of Causey Demgen & Moore P.C. (contained in Item 8.  Financial Statements and Supplementary Data - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017, in this Annual Report)

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
(8) Incorporated by reference to our Current Report on Form 8-K filed June 29, 2018.

*   Filed herewith.
†   Indicates a management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2019

LIFELOC TECHNOLOGIES, INC.

By:	/s/ Wayne R. Willkomm
Wayne R. Willkomm, Ph.D.
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne R. Willkomm	March 18, 2019
Wayne R. Willkomm, Ph.D.
Chief Executive Officer and President (Principal Executive Officer) Director

/s/ Vern D. Kornelsen	March 18, 2019
Vern D. Kornelsen
Chief Financial Officer (Principal Financial Officer) Director

/s/ Kristie L. LaRose	March 18, 2019
Kristie L. LaRose Controller (Principal Accounting Officer)

/s/ Robert Greenlee	March 18, 2019
Robert Greenlee Director
/s/ Michael J. Kornelsen	March 18, 2019
Michael J. Kornelsen, D.M.A. Director

/s/ Donald E. Siecke	March 18, 2019
Donald E. Siecke Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated as of March 8, 2017, by and among Lifeloc Technologies, Inc., Integrated Monitoring Systems, LLC, and Track Group Inc. (5)
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (4)
4.1	Form of Certificate representing Common Stock (1)
10.1	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.2	Form of Standard Distribution Agreement (1)
10.3	Loan Agreement with Bank of America (Term Loan), dated October 29, 2014 (3)
10.4	Deed of Trust with Bank of America, dated October 29, 2014 (3)
10.5	Security Agreement with Bank of America, dated October 29, 2014 (3)
10.6	Loan Agreement with Bank of America (Line of Credit), dated October 29, 2014 (3)
10.7	Amendment No. 3 to Loan Agreement dated May 15, 2017 (6)
10.8†	2013 Stock Option Plan (2)
10.9†	Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated October 5, 2017 (7)
23.1*
Consent of Causey Demgen & Moore P.C. (contained in Item 8.  Financial Statements and Supplementary Data - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEARS ENDED DECEMBER 31, 2018 and 2016, in this Annual Report)

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
(8) Incorporated by reference to our Current Report on Form 8-K filed June 29, 2018.

*   Filed herewith.
†   Indicates a management contract or compensatory plan or arrangement.