Form 10-Q
period 2019-03-31
Lifeloc Technologies, Inc
filed 2019-05-07
CIK 1493137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at May 7, 2019)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LCTC	N/A

 LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2019

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS

	March 31,
	2019	December 31,
CURRENT ASSETS:	(Unaudited)	2018
Cash and cash equivalents	$2,799,153	$2,788,327
Accounts receivable, net	548,008	675,136
Inventories, net	1,673,740	1,290,607
Income taxes receivable	35,522	90,629
Prepaid expenses and other	135,144	35,155
Total current assets	5,191,567	4,879,854

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,941,414	1,928,795
Real-time Alcohol Detection And Reporting equipment and software	569,448	569,448
Production equipment and software	911,454	800,569
Training courses	432,375	432,375
Office equipment and software	246,946	241,836
Sales and marketing equipment	219,797	219,797
Research and development equipment and software	159,810	159,810
Less accumulated depreciation	(1,748,775)	(1,649,203)
Total property and equipment, net	3,050,401	3,021,359

OTHER ASSETS:
Patents, net	154,943	158,147
Deposits and other	53,967	140,452
Deferred taxes	134,477	79,869
Total other assets	343,387	378,468

Total assets	$8,585,355	$8,279,681

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$654,623	$343,783
Term loan payable, current portion	43,498	43,207
Customer deposits	21,513	19,265
Accrued expenses	216,658	250,912
Deferred revenue, current portion	49,047	44,218
Reserve for warranty expense	40,000	40,000
Total current liabilities	1,025,339	741,385

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,358,226	1,369,347

DEFERRED REVENUE, net of current portion	7,927	8,212

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,599,808	4,597,646
Retained earnings	1,594,055	1,563,091
Total stockholders' equity	6,193,863	6,160,737

Total liabilities and stockholders' equity	$8,585,355	$8,279,681

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended March 31,
REVENUES:	2019	2018
Product sales	$1,970,101	$2,122,243
Royalties	72,838	65,065
Rental income	25,822	14,601
Total	2,068,761	2,201,909

COST OF SALES	1,136,559	1,201,746

GROSS PROFIT	932,202	1,000,163

OPERATING EXPENSES:
Research and development	245,799	338,326
Sales and marketing	316,383	335,401
General and administrative	325,175	297,333
Total	887,357	971,060

OPERATING INCOME	44,845	29,103

OTHER INCOME (EXPENSE):
Interest income	9,422	2,184
Interest expense	(14,423)	(14,714)
Total	(5,001)	(12,530)

NET INCOME BEFORE PROVISION FOR TAXES	39,844	16,573

(PROVISION FOR) FEDERAL AND STATE INCOME TAXES	(8,880)	(5,373)

NET INCOME	$30,964	$11,200

NET INCOME PER SHARE, BASIC	$0.01	$-

NET INCOME PER SHARE, DILUTED	$0.01	$-

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,504,116	2,510,699

See accompanying notes.

Lifeloc Technologies, Inc.
Condensed Statement of Stockholders' Equity (Unaudited)
Three Months Ended March 31, 2019 and March 31, 2018

	Common Stock		Retained
	Shares	Amount	Earnings	Total
BALANCES, DECEMBER 31, 2018	2,454,116	$4,597,646	$1,563,091	$6,160,737

Net income	-	-	30,964	30,964
Stock based compensation expense related to stock options	-	2,162	-	2,162

BALANCES, MARCH 31, 2019	2,454,116	$4,599,808	$1,594,055	$6,193,863

	Common Stock		Retained
	Shares	Amount	Earnings	Total
BALANCES, DECEMBER 31, 2017	2,454,116	$4,580,177	$1,345,927	$5,926,104

Net income	-	-	11,200	11,200
Stock based compensation expense related to stock options	-	5,714	-	5,714

BALANCES, MARCH 31, 2018	2,454,116	$4,585,891	$1,357,127	$5,943,018

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2019	2018
Net income	$30,964	$11,200
Adjustments to reconcile net income to net cash
provided from operating activities-
Depreciation and amortization	103,047	107,878
Provision for doubtful accounts, net change	-	1,500
Provision for inventory obsolescence, net change	-	27,500
Deferred taxes, net change	(54,608)	935
Reserve for warranty expense, net change	-	1,500
Stock based compensation expense related to stock options	2,162	5,714
Changes in operating assets and liabilities-
Accounts receivable	127,128	(165,780)
Inventories	(383,133)	(34,908)
Income taxes receivable	55,107	4,438
Prepaid expenses and other	(99,989)	(82,032)
Deposits and other	86,485	256,853
Accounts payable	310,840	242,673
Customer deposits	2,248	(4,144)
Accrued expenses	(34,254)	36,406
Deferred revenue	4,544	(6,648)
Net cash provided from operating activities	150,541	403,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(128,614)	(355,512)
Net cash (used in) investing activities	(128,614)	(355,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(11,101)	(10,673)
Net cash (used in) financing activities	(11,101)	(10,673)

NET INCREASE IN CASH	10,826	36,900

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,788,327	2,669,455

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,799,153	$2,706,355

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$14,152	$14,579

Cash paid for income tax	$-	$-

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
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of March 31, 2019 and December 31, 2018, and the results of operations and cash flows for the quarter ended March 31, 2019.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2018 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.
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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At March 31, 2019 and December 31, 2018, inventory consisted of the following:
	2019	2018
Raw materials & deposits	$1,455,827	$937,276
Work-in-process	60,758	37,338
Finished goods	277,155	435,993
Total gross inventories	1,793,740	1,410,607
Less reserve for obsolescence	(120,000)	(120,000)
Total net inventories	$1,673,740	$1,290,607

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
Revenue from training course licenses is recognized as revenue at the time of sale.  Training and certification revenues are recognized the day the training and certification occurs.  Data recording revenue is recognized based on each day's usage of enrolled devices.
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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below for the three months ended March 31, 2019 and March 31, 2018.
Product sales:	2019	2018
Product sales and supplies	$1,800,783	$1,935,006
Training, certification and data recording	146,496	157,741
Service plans and equipment rental	22,822	29,496
Products subtotal	1,970,101	2,122,243
Royalties	72,838	65,065
Building rentals	25,822	14,601
Total revenues	$2,068,761	$2,201,909
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for us beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We adopted this new standard effective January 1, 2019.  This new standard did not have a material impact on our financial statements or related disclosures.
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

Stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2019 and 2018 was $2,162 and $5,714 respectively. These amounts consist of stock-based compensation expenses from grants of employee stock options which are allocated to General and Administrative Expense when incurred.

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
The following table presents the calculation of basic and diluted net income per common share:
	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$30,964	$11,200
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	50,000	56,583
Weighted average shares-diluted	2,504,116	2,510,699
Net income per share-basic	$0.01	$-
Net income per share-diluted	$0.01	$-
Antidilutive employee stock options	50,000	50,000
4.  STOCKHOLDERS' EQUITY
The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2019:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$6.00	50,000	3.25	$6.00	-	-

The exercise price of all options granted through March 31, 2019 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued.
We granted 50,000 options to an officer in January, 2016, which had a term of 5 years, but which only became vested if sales of $20 million and pre-tax income of 15% were achieved in 2018.  If those targets were not met until 2019, then 50% of the options would vest and the remainder canceled.  If those targets were not met until 2020, then 25% of the options would vest and the remainder canceled.  On October 1, 2017, the option agreement was amended to provide a one-year delay for meeting the sales and earnings targets and a revised exercise price. Because of the revision in exercise price, this amendment was deemed a new option, the outstanding options were canceled, and new options were issued under the terms of the October 1, 2017 amendment.  On January 25, 2019, the option agreement was amended to provide for an additional performance metric, namely, if the product known as SpinDx™, including the marijuana breathalyzer which incorporates SpinDx™ technology, has been completed and submitted to regulatory authorities for review by or before December 31, 2019, all of the 50,000 options will vest in full, whether or not the sales and earnings requirements have been met.  This amendment to the performance metrics of the existing option agreement was deemed a modification to the existing option.

Vesting of these options is subject to performance achieved during the years ending December 31, 2019 and 2020.  No new options were granted during the three months ended March 31, 2019.
No options were exercised during the three months ended March 31, 2019 or during the three months ended March 31, 2018.

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
Year	Amount

2019	$33,191
2020	45,964
2021	48,021
2022	50,005
2023	52,072
2024	1,178,528
Total	1,407,781
Less financing cost	(6,057)
Net term loan payable	1,401,724
Less current portion	(43,498)
Long term portion	$1,358,226
Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of March 31, 2019 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.
Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,583,669 at March 31, 2019.
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
6.  LINE OF CREDIT
As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2017, and bears interest at a rate equal to the LIBOR daily floating rate of 2.382% and 1.6975% on March 31, 2019 and 2018, respectively, plus 2.5%.  The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2020.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of March 31, 2019 and December 31, 2018.

7.  INCOME TAXES
The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Three Months Ended
	March 31, 2019	March 31, 2018
Federal statutory rate	$8,367	$3,480
Effect of:
State taxes, net of federal tax benefit	(2,634)	(1,479)
Estimated research and development credits	(3,073)	(2,538)
Other	6,220	5,910
Total	$8,880	$5,373

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
The following sets forth information about the operations of the business segments for the three months ended March 31, 2019 and 2018.
	2019	2018
Product sales	$1,970,101	$2,122,243
Royalties	72,838	65,065
Products subtotal	2,042,939	2,187,308
Rentals	25,822	14,601
Total	$2,068,761	$2,201,909

Gross profit (loss):
Product sales	$850,237	$942,742
Royalties	72,838	65,065
Products subtotal	923,075	1,007,807
Rentals	9,127	(7,644)
Total	$932,202	$1,000,163

Interest expense:
Product sales	$8,262	$7,716
Royalties	-	-
Products subtotal	8,262	7,716
Rentals	6,161	6,998
Total	$14,423	$14,714

Net income before taxes:
Product sales	$(35,960)	$(33,850)
Royalties	72,838	65,065
Products subtotal	36,878	31,215
Rentals	2,966	(14,642)
Total	$39,844	$16,573
There were no intersegment revenues.
At March 31, 2019, $653,360 of our assets were used in the Rentals segment, with the remainder, $8,137,955, used in the Products and unallocated segments.
9.  SUBSEQUENT EVENTS
We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans" or "anticipates" or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled "Risk Factors" in our December 31, 2018 Form 10-K.
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
In 2011 and 2012, Lifeloc introduced Bluetooth wireless keyboard and printer communication options for our Phoenix® 6.0 along with a series of web based workplace training courses. We believe these two product innovations have been key to our success and leadership in workplace breath testing.
In 2013, Lifeloc expanded our FC Series of professional breath alcohol testers targeted at domestic and international law enforcement and corrections markets with the addition of the FC5 Hornet (the "FC5"). The FC5 is a passive (no mouthpieces required) portable handheld alcohol screening device that competes directly with passive alcohol screeners from our competitors in the education, law enforcement, workplace and corrections markets.
In 2013, we also introduced the Sentinel™ zero tolerance alcohol screening station, a fully automated wall mounted screening station for use in safety sensitive industries such as oil and gas and mining. Both devices expand Lifeloc's products for passive alcohol screening.
In the third quarter of 2014, we received approval from DOT for our EASYCAL® automatic calibration station for use with our Phoenix ® 6.0 Evidential Breath Testers, and we began shipments of the EASYCAL® to our law enforcement, corrections, workplace and international customers.   The EASYCAL® calibration station is a first of its kind device that automatically performs breath tester instrument calibration, calibration verification and gas management.  As compared to manual instrument calibration, the EASYCAL® reduces the opportunity for human error, saves time and reduces operating costs.  We anticipate submitting a second generation EASYCAL® calibration station with broader capability to the DOT for approval in the first quarter of 2019.
In October 2015, we expanded our Sentinel™ line with the Sentinel™ VA alcohol screening station, a fully automated station to control vehicular access to safety critical facilities, such as mines, refineries, power stations and nuclear facilities.  The Sentinel™ VA alcohol screening station is intended to allow all drivers entering a secure area to be tested quickly and efficiently without leaving their vehicle.
Testers for Drugs of Abuse
In October 2014, we were awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a breathalyzer that tests for Tetrahydrocannabinol (THC), the principal psychoactive constituent in cannabis.  In 2016, the breathalyzer development effort was broadened to include the SpinDx™ technology as a potential detection method.  Terms of the grant required us to submit invoices as work was performed. We received $25,000, $42,396, $44,523 and $11,288 of grant reimbursements in 2014, 2015, 2016, and 2017 respectively.  The grant completion date was August 31, 2017, at which point $126,793 of grant funds remained unused and are no longer available.  Reimbursements received under the grant were included in our Statements of Income as reductions in Research and Development cost.  No revenue was recognized from these grant reimbursements.
In August 2016, we entered into an exclusive patent license agreement with Sandia Corporation pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  Sandia Corporation developed a prototype using the SpinDx™ technology under our Cooperative Research and Development Agreement which we received in 2017 and are now commercializing. The SpinDx™ platform has the potential to improve real-time screening for a panel of high-abuse drugs, with the ability to efficiently and quantitatively measure relatively low concentrations of drugs such as cocaine, heroin, methamphetamine and other high-abuse drugs.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites, an important step in establishing impairment.  We upgraded our base breathalyzer platform in 2018, and we remain committed to combining it with the SpinDx™ technology. Our goal is to use this combination to develop a THC breathalyzer.  There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product ("R.A.D.A.R.®") from Track Group, Inc. ("TRCK") for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation, with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence.  We completed upgrading our base breathalyzer product in Q4 of 2018 and are nearing completion of work in improving the manufacturability of R.A.D.A.R.® devices, which we expect to launch in the first half of 2019.
Training
Drug and alcohol testing is highly regulated; thus quality training is an important component of our business.  Initially, our network of Master Trainers provided classroom training which generated certification fees.  This was expanded to include instructor materials, online training modules and direct (live) training via webcam.  In 2011, we launched Lifeloc University, a Learning Management System (LMS), defined as "a software application for the administration, documentation, tracking, reporting and delivery of educational courses or training programs." Lifeloc University is a critical component for online training courses since it provides student accountability.  In 2018, we updated and revised the Lifeloc University LMS utilizing responsive design so it could be viewed on mobile devices.
In December 2014, we acquired substantially all of the assets of Superior Training Solutions, Inc. ("STS"), a company that develops and sells online drug and alcohol training and refresher courses. We have augmented and updated the assets we acquired from STS to enable mobile device usage. These assets complement our existing drug and alcohol training courses.
Real Property
On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 7,913 square feet are currently leased to two tenants under leases that expire at various times in 2020. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in October 2024.
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
Results of Operations

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Net sales. Our product sales for the quarter ended March 31, 2019 were $1,970,101, a decrease of 7% from $2,122,243 for the quarter ended March 31, 2018.  This decrease is primarily attributable to a decrease in demand.  When royalties of $72,838 and rental income of $25,822 are included, total revenues of $2,068,761 decreased by $133,148, or 6%, for the quarter ended March 31, 2019 when compared to the same quarter a year ago.

Gross profit.   Our total gross profit for the three months ended March 31, 2019 of $932,202 represented a decrease of 7% from total gross profit of $1,000,163 for the same period a year earlier. This decrease is primarily as a result of decreased sales volume, partially offset by increased rental income and royalties in 2019.  Cost of product sales decreased from $1,179,501 in Q1 of 2018 to $1,119,864 in Q1 of 2019, or 5%, primarily as a result of decreased labor and materials required for the decreased sales volume.  Gross profit margin on products went from 44% in Q1 of 2018 to 43% in Q1 of 2019 mostly as a result of increased tariffs.

Research and development expenses.  Our research and development expenses were $245,799 for the quarter ended March 31, 2019, representing a decrease of 27% over the $338,326 in the same quarter a year ago.  This decrease resulted mostly from lower payments to outside vendors in connection with the work needed to upgrade and re-launch R.A.D.A.R.®

Sales and marketing expenses.   Our sales and marketing expenses of $316,383 for the quarter ended March 31, 2019 were 6% lower, or $19,018 less than the $335,401 for the quarter ended March 31, 2018. This change was mostly attributable to compensation.

General and administrative expenses.   Our general and administrative expenses of $325,175 for the quarter ended March 31, 2019 increased over the same period a year ago by $27,842 or 9%, mostly attributable to compensation.

Other income (expense).  Our other income consisted of interest income of $9,422 in the quarter ended March 31, 2019 over $2,184 in the same quarter a year ago, mostly as the result of higher yields on increased cash available for investment in Q1 of 2019.  Our interest expense of $14,423 in the current quarter over $14,714 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income.   We realized net income of $30,964 for the quarter ended March 31, 2019 compared to net income of $11,200 for the quarter ended March 31, 2018.  This increase of $19,764 was the result of the changes in gross profit and operating expenses discussed above, offset in part by an increase in income taxes of $3,507.

Trends and Uncertainties That May Affect Future Results

Revenues in the first quarter of 2019 were lower compared to revenues in 2018.  We believe changing market conditions together with the re-launch of R.A.D.A.R.® in mid 2019 may result in improved revenues for 2019.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2017), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (increased to $500,000 in 2016, and again to $750,000 in 2017) from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. As of March 31, 2019, this credit facility had not been used.

Building improvements during the quarter ended March 31, 2019 were $12,619, compared to none in the same period a year ago.  Equipment expenditures during the quarter ended March 31, 2019 were $115,995 (consisting primarily of molds for our new base unit and the upgraded version of R.A.D.A.R.®), compared to $355,512 in the same period a year ago.  We filed patent applications at a cost to us of $0 in the first quarter of 2019 and $0 in the first quarter of 2018.

As of March 31, 2019, cash was $2,799,153, accounts receivable were $548,008 and current liabilities were $1,025,339 resulting in a net liquid asset amount of $2,321,822.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended March 31, 2019 and for the quarter ended March 31, 2018, warranty costs were not deemed significant.

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

In March 2017, we acquired the R.A.D.A.R.® assets from TRCK, which consisted of production equipment and of hardware device technology (the "Devices") that are depreciated over 5 years using the double declining balance method when placed in service. With the R.A.D.A.R.® assets, we also purchased software designed to measure breath alcohol content of the user and software technology designed to allow the Devices to be configured and to capture and manage the data being returned from the Device, as well as 6 issued U.S. patents and 16 domestic and international patent applications.  This software and the patents and patent applications will be amortized over 15 years using the straight line method.
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
The sales of licenses to our training courses are recognized as revenue at the time of sale.  Training and certification revenues are recognized at the time the training and certification occurs.  Data recording revenue is recognized based on each day's usage of enrolled devices.
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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ''Risk Factors'' in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the three months ended March 31, 2019 or during the three months ended March 31, 2018.  There were no sales of equity securities during the three months ended March 31, 2019 or during the three months ended March 31, 2018.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
10.1
First Amended and Restated Employment Agreement dated January 25, 2019 by and between Lifeloc Technologies, Inc. and Wayne Willkomm, Ph.D. (incorporated by reference to our Current Report on Form 8-K filed on January 25, 2019)

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

LIFELOC TECHNOLOGIES, INC.

May 7, 2019	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

May 7, 2019	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
10.1
First Amended and Restated Employment Agreement dated January 25, 2019 by and between Lifeloc Technologies, Inc. and Wayne Willkomm, Ph.D. (incorporated by reference to our Current Report on Form 8-K filed on January 25, 2019

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