Form 10-Q
period 2019-06-30
Lifeloc Technologies, Inc
filed 2019-08-12
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at August 7, 2019)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LCTC	N/A

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months and Six Months Ended June 30, 2019

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.

Condensed Balance Sheets

ASSETS
	June 30, 2019	December 31,
CURRENT ASSETS:	(Unaudited)	2018
Cash and cash equivalents	$2,535,108	$2,788,327
Accounts receivable, net	905,762	675,136
Inventories, net	1,946,047	1,290,607
Income taxes receivable	—	90,629
Prepaid expenses and other	129,581	35,155
Total current assets	5,516,498	4,879,854

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,941,414	1,928,795
Real-time Alcohol Detection And Reporting equipment and software	569,448	569,448
Production equipment and software	911,454	800,569
Training courses	432,375	432,375
Office equipment and software	246,946	241,836
Sales and marketing equipment	219,797	219,797
Research and development equipment and software	159,810	159,810
Less accumulated depreciation	(1,849,978)	(1,649,203)
Total property and equipment, net	2,949,198	3,021,359

OTHER ASSETS:
Patents, net	151,739	158,147
Deposits and other	77,569	140,452
Deferred taxes	87,485	79,869
Total other assets	316,793	378,468

Total assets	$8,782,489	$8,279,681

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$453,543	$343,783
Term loan payable, current portion	43,951	43,207
Customer deposits	139,595	19,265
Accrued expenses	275,682	250,912
Deferred revenue, current portion	59,526	44,218
Reserve for warranty expense	40,000	40,000
Total current liabilities	1,012,297	741,385

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,346,989	1,369,347

DEFERRED REVENUE, net of current portion	9,561	8,212
Total liabilities	2,368,847	2,118,944

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,600,867	4,597,646
Retained earnings	1,812,775	1,563,091
Total stockholders' equity	6,413,642	6,160,737

Total liabilities and stockholders' equity	$8,782,489	$8,279,681

 See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Unaudited)

	Three Months Ended June 30,
REVENUES:	2019	2018
Product sales	$2,166,634	$2,013,790
Royalties	150,146	96,358
Rental income	20,942	19,101
Total	2,337,722	2,129,249

COST OF SALES	1,182,588	1,133,779

GROSS PROFIT	1,155,134	995,470

OPERATING EXPENSES:
Research and development	243,369	253,229
Sales and marketing	315,539	330,657
General and administrative	295,618	296,124
Total	854,526	880,010

OPERATING INCOME	300,608	115,460

OTHER INCOME (EXPENSE):
Interest income	7,850	4,253
Interest expense	(14,468)	(17,374)
Total	(6,618)	(13,121)

NET INCOME BEFORE PROVISION FOR TAXES	293,990	102,339

(PROVISION FOR) FEDERAL AND STATE INCOME TAXES	(75,270)	(24,210)

NET INCOME	$218,720	$78,129

NET INCOME PER SHARE, BASIC	$0.09	$0.03

NET INCOME PER SHARE, DILUTED	$0.09	$0.03

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,459,221

 See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Unaudited)

	Six Months Ended June 30,
	2019	2018
REVENUES:
Product sales	$4,136,735	$4,136,033
Royalties	222,984	161,423
Rental income	46,764	33,702
Total	4,406,483	4,331,158

COST OF SALES	2,319,147	2,335,525

GROSS PROFIT	2,087,336	1,995,633

OPERATING EXPENSES:
Research and development	489,168	591,555
Sales and marketing	631,922	666,058
General and administrative	620,793	593,457
Total	1,741,883	1,851,070

OPERATING INCOME	345,453	144,563

OTHER INCOME (EXPENSE):
Interest income	17,272	6,437
Interest expense	(28,891)	(32,088)
Total	(11,619)	(25,651)

NET INCOME BEFORE PROVISION FOR TAXES	333,834	118,912

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(84,150)	(29,583)

NET INCOME	$249,684	$89,329

NET INCOME PER SHARE, BASIC	$0.10	$0.04

NET INCOME PER SHARE, DILUTED	$0.10	$0.04

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,459,697

 See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total shareholders' equity, beginning balances	$6,193,863	$5,943,018	$6,160,737	$5,926,104

Common stock (no shares issued during periods):
Beginning balances	4,599,808	4,585,891	4,597,646	4,580,177
Stock based compensation expense related to stock options	1,059	3,020	3,221	8,734
Ending balances	4,600,867	4,588,911	4,600,867	4,588,911

Retained earnings:
Beginning balances	1,594,055	1,357,127	1,563,091	1,345,927
Net income	218,720	78,129	249,684	89,329
Ending balances	1,812,775	1,435,256	1,812,775	1,435,256

Total shareholders' equity, ending balances	$6,413,642	$6,024,167	$6,413,642	$6,024,167

 See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2019	2018
Net income	$249,684	$89,329
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation and amortization	207,725	226,007
Provision for doubtful accounts, net change	—	1,000
Provision for inventory obsolescence, net change	7,500	32,500
Deferred taxes, net change	(7,616)	(10,405)
Stock based compensation expense related to
stock options	3,221	8,734
Changes in operating assets and liabilities-
Accounts receivable	(230,626)	(67,423)
Inventories	(662,940)	(129,781)
Income taxes receivable	90,629	39,988
Prepaid expenses and other	(94,426)	(62,504)
Deposits and other	62,883	253,893
Accounts payable	109,760	32,511
Customer deposits	120,330	(33,711)
Accrued expenses	24,770	(65,885)
Deferred revenue	16,657	(743)
Net cash provided from (used in)
operating activities	(102,449)	313,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(128,614)	(373,368)
Net cash (used in) investing activities	(128,614)	(373,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(22,156)	(21,293)
Net cash (used in) financing
activities	(22,156)	(21,293)

NET (DECREASE) IN CASH	(253,219)	(81,151)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,788,327	2,669,455

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,535,108	$2,588,304

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$28,349	$29,828

Cash paid for income tax	$—	$—

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of June 30, 2019 and December 31, 2018, and the results of operations and cash flows for the quarter ended June 30, 2019.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2018 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At June 30, 2019 and December 31, 2018, inventory consisted of the following:

	2019	2018
Raw materials & deposits	$1,499,518	$937,276
Work-in-process	112,413	37,338
Finished goods	461,616	435,993
Total gross inventories	2,073,547	1,410,607
Less reserve for obsolescence	(127,500)	(120,000)
Total net inventories	$1,946,047	$1,290,607

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

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below.

	Three Months Ended June 30,
Product sales:	2019	2018
Product sales and supplies	$1,956,028	$1,805,206
Training, certification and data recording	181,313	182,885
Service plans and equipment rental	29,293	25,699
Product sales subtotal	2,166,634	2,013,790
Royalties	150,146	96,358
Rental income	20,942	19,101
Total revenues	$2,337,722	$2,129,249

	Six Months Ended June 30,
Product sales:	2019	2018
Product sales and supplies	$3,756,811	$3,740,212
Training, certification and data recording	327,809	340,626
Service plans and equipment rental	52,115	55,195
Product sales subtotal	4,136,735	4,136,033
Royalties	222,984	161,423
Rental income	46,764	33,702
Total revenues	$4,406,483	$4,331,158

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

3.  BASIC AND DILUTED INCOME PER COMMON SHARE

We report both basic and diluted net income per common share.  Basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period.  Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period or contingently vesting.

The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended
	June 30, 2019	June 30, 2018
Net income	$218,720	$78,129
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	-	5,105
Weighted average shares-diluted	2,454,116	2,459,221
Net income per share-basic	$.09	$.03
Net income per share-diluted	$.09	$.03
Contingently vesting employee stock options	50,000	50,000

	Six Months Ended
	June 30, 2019	June 30, 2018
Net income	$249,684	$89,329
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	-	5,581
Weighted average shares-diluted	2,454,116	2,459,697
Net income per share-basic	$.10	$.04
Net income per share-diluted	$.10	$.04
Contingently vesting employee stock options	50,000	50,000

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at June 30, 2019:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$6.00	50,000	3.25	$6.00	-	-

The exercise price of all options granted through June 30, 2019 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued.

We granted 50,000 options to an officer in January, 2016, which had a term of 5 years, but which only became vested if sales of $20 million and pre-tax income of 15% were achieved in 2018.  If those targets were not met until 2019, then 50% of the options would vest and the remainder canceled.  If those targets were not met until 2020, then 25% of the options would vest and the remainder canceled.  On October 1, 2017, the option agreement was amended to provide a one-year delay for meeting the sales and earnings targets and a revised exercise price. Because of the revision in exercise price, this amendment was deemed a new option. Accordingly, the outstanding options were canceled and new options were issued under the terms of the October 1, 2017 amendment.  On January 25, 2019, this option agreement was amended to provide for an additional performance metric, namely, if the product known as SpinDx™, including the marijuana breathalyzer which incorporates SpinDx™ technology, has been completed and submitted to regulatory authorities for review by or before December 31, 2019, all of the 50,000 options will vest in full, whether or not the sales and earnings requirements have been met.  This amendment to the performance metrics of the existing option agreement was deemed a modification to the existing option. The Stock-based compensation expense recognized under ASC 718 for the six months ended June 30, 2019 and 2018 was $3,221 and $8,734 respectively. These amounts consist of stock-based compensation expenses from grants of employee stock options which are allocated to General and Administrative Expense when incurred.

Vesting of these options is subject to performance achieved during the years ending December 31, 2019 and 2020.  No new options were granted during the six months ended June 30, 2019.

No options were exercised during the six months ended June 30, 2019 or during the six months ended June 30, 2018.

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

Year	Amount
2019	$22,136
2020	45,964
2021	48,021
2022	50,005
2023	52,072
2024	1,178,528
Total	1,396,726
Less financing cost	(5,786)
Net term loan payable	1,390,940
Less current portion	(43,951)
Long term portion	$1,346,989

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of June 30, 2019 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,437,437 at June 30, 2019.

Regulatory Commitments. We are subject to regulation by the DOT and by various state departments of transportation so far as the majority of our products are concerned.  We believe that we are in substantial compliance with all known applicable regulations.

6.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2017, and bears interest at a rate equal to the LIBOR daily floating rate of 2.35488% and 1.93325% on June 30, 2019 and 2018, respectively, plus 2.5%.  The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2020.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of June 30, 2019 and December 31, 2018.

7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Three Months Ended June 30,
	2019	2018
Federal statutory rate	$61,738	$21,491
Effect of:
State taxes, net of federal tax benefit	(14,370)	(4,983)
Estimated research and development credits	(3,042)	(1,899)
Other	30,944	9,601
Total	$75,270	$24,210

	Six Months Ended June 30,
	2019	2018
Federal statutory rate	$70,105	$24,971
Effect of:
State taxes, net of federal tax benefit	(17,004)	(6,462)
Estimated research and development credits	(6,115)	(4,437)
Other	37,164	15,511
Total	$84,150	$29,583

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

The following sets forth information about the operations of the business segments for the three months ended June 30, 2019 and 2018.

	2019	2018
Product sales	$2,166,634	$2,013,790
Royalties	150,146	96,358
Products subtotal	2,316,780	2,110,148
Rentals	20,942	19,101
Total	$2,337,722	$2,129,249

Gross profit (loss):
Product sales	$1,000,472	$900,849
Royalties	150,146	96,358
Products subtotal	1,150,618	997,207
Rentals	4,516	(1,737)
Total	$1,155,134	$995,470

Interest expense:
Product sales	$9,499	$10,350
Royalties	-	-
Products subtotal	9,499	10,350
Rentals	4,969	7,024
Total	$14,468	$17,374

Net income (loss) before taxes:
Product sales	$144,297	$14,742
Royalties	150,146	96,358
Products subtotal	294,443	111,100
Rentals	(453)	(8,761)
Total	$293,990	$102,339

The following sets forth information about the operations of the business segments for the six months ended June 30, 2019 and 2018.

	2019	2018
Product sales	$4,136,735	$4,136,033
Royalties	222,984	161,423
Products subtotal	4,359,719	4,297,456
Rentals	46,764	33,702
Total	$4,406,483	$4,331,158

Gross profit (loss):
Product sales	$1,850,709	$1,843,591
Royalties	222,984	161,423
Products subtotal	2,073,693	2,005,014
Rentals	13,643	(9,381)
Total	$2,087,336	$1,995,633

Interest expense:
Product sales	$17,761	$18,066
Royalties	-	-
Products subtotal	17,761	18,066
Rentals	11,130	14,022
Total	$28,891	$32,088

Net income (loss) before taxes:
Product sales	$108,337	$(19,108)
Royalties	222,984	161,423
Products subtotal	331,321	142,315
Rentals	2,513	(23,403)
Total	$333,834	$118,912

There were no intersegment revenues.

At June 30, 2019, $653,360 of our assets were used in the Rentals segment, with the remainder, $8,129,129, used in the Products and unallocated segments.

9.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements, except that 3,000 options were granted to a key employee on July 31, 2019 entitling the grantee to purchase 3,000 shares of common stock for 5 years at $6.00 apiece

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans" or "anticipates" or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section entitled "Risk Factors" in our December 31, 2018 Form 10-K.

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

Lifeloc incorporated in Colorado in December 1983.  We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com, www.stsfirst.com and www.lifeguardbreathtester.com.  Information contained on our websites does not constitute part of this Form 10-Q unless expressly stated.

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

In the third quarter of 2014, we received approval from DOT for our EASYCAL® automatic calibration station for use with our Phoenix ® 6.0 Evidential Breath Testers, and we began shipments of the EASYCAL® to our law enforcement, corrections, workplace and international customers.   The EASYCAL® calibration station is a first of its kind device that automatically performs breath tester instrument calibration, calibration verification and gas management.  As compared to manual instrument calibration, the EASYCAL® reduces the opportunity for human error, saves time and reduces operating costs.  In May of 2019, we received DOT approval on a second generation EASYCAL® with broader capabilities called the EASYCAL® G2.

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

Testers for Drugs of Abuse

In August 2016, we entered into an exclusive patent license agreement with Sandia Corporation, Albuquerque, NM, pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  Sandia Corporation developed a prototype using the SpinDx™ technology under our Cooperative Research and Development Agreement which we received in 2017 and are now commercializing. The SpinDx™ platform has the potential to improve real-time screening for a panel of high-abuse drugs, with the ability to efficiently and quantitatively measure relatively low concentrations of drugs such as cocaine, heroin, methamphetamine and other high-abuse drugs.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites, an important step in establishing impairment.  We upgraded our base breathalyzer platform in 2018, and we remain committed to combining it with the SpinDx™ technology. Our goal is to use this combination to develop a THC breathalyzer.  There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

 In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product ("R.A.D.A.R.®") from Track Group, Inc. ("TRCK") for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation, with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence.  We completed upgrading our base breathalyzer product line in Q4 of 2018 and will be submitting the models for local statutory and regulatory approvals throughout 2019. We are nearing completion of work in improving the manufacturability of R.A.D.A.R.® devices, which we expect to launch in Q4 of 2019.

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

Results of Operations

For the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Net sales. Our product sales for the quarter ended June 30, 2019 were $2,166,134, an increase of 8% from $2,013,790 for the quarter ended June 30, 2018.  This increase is primarily attributable to an increase in demand.  When royalties of $150,146 and rental income of $20,942 are included, total revenues of $2,337,722 increased by $208,473, or 10%, for the quarter ended June 30, 2019 when compared to the same quarter a year ago.

Gross profit.   Our total gross profit for the three months ended June 30, 2019 of $1,155,134 represented an increase of 16% from total gross profit of $995,470 for the same period a year earlier. This increase is primarily a result of increased sales volume and increased royalties.  Cost of product sales increased from $1,112,944 in Q2 of 2018 to $1,166,162 in Q2 of 2019, or 4.8%, primarily as a result of increased labor and materials required for the increased sales volume, as well as increased tariffs.  Gross profit margin on products went from 44.7% in Q2 of 2018 to 46.2% in Q2 of 2019 mostly as a result of increased tariffs.

Research and development expenses.  Our research and development expenses were $243,369 for the quarter ended June 30, 2019, representing a decrease of 4% over the $253,229 in the same quarter a year ago.  This decrease resulted mostly from lower payments to outside vendors in connection with the work needed to upgrade and re-launch R.A.D.A.R.®

Sales and marketing expenses.   Our sales and marketing expenses of $315,539 for the quarter ended June 30, 2019 were 5% lower, or $15,118 less than the $330,657 for the quarter ended June 30, 2018. This change was mostly attributable to decreased compensation and travel.

General and administrative expenses.   Our general and administrative expenses of $295,618 for the quarter ended June 30, 2019 were relatively unchanged from $296,124 in the same period a year ago.

Other income (expense).  Our other income consisted of interest income of $7,850 in the quarter ended June 30, 2019 compared to $4,253 in the same quarter a year ago, an increase of $3,597, mostly as the result of higher yields on increased cash available for investment in Q2 of 2019.  Our interest expense of $14,468 in the current quarter over $17,374 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income.   Our net income was $218,720 for the quarter ended June 30, 2019 compared to net income of $78,129 for the quarter ended June 30, 2018.  This increase of $140,591 was the result of the changes in revenues, gross profit and operating expenses discussed above, offset in part by an increase in income taxes of $51,060.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Net sales. Our product sales for the six months ended June 30, 2019 were $4,136,735 – relatively unchanged from $4,136,033 for the same period a year ago.  When royalties of $222,984 and rental income of $46,764 are included, total revenues of $4,406,483 increased by $75,325, or 2%, for the six months ended June 30, 2019 when compared to the same six months a year ago.

Gross profit.   Total gross profit for the six months ended June 30, 2019 of $2,087,336 represented an increase of 5% from total gross profit of $1,995,633 for the six months a year earlier primarily as a result of increased royalties and rental income.  Cost of product sales were relatively unchanged at $2,286,026 vs. $2,292,442 in the six months ended June 30, 2018. Gross profit margin on products remained at similar levels in 2019 as in 2018 (44.7% in 2019 vs. 44.6% in 2018).

Research and development expenses.  Research and development expenses were $489,168 for the six months ended June 30, 2019, representing a decrease of 17% over the $591,555 in the same period a year ago.  This decrease resulted primarily from lower payments to outside vendors in connection with the work needed to upgrade and re-launch R.A.D.A.R.

Sales and marketing expenses.   Sales and marketing expenses of $631,922 for the six months ended June 30, 2019 decreased $34,136, or 5%, from the $666,058 in the same six months ended June 30, 2018, mostly as a result of decreased compensation.

General and administrative expenses.   General and administrative expenses of $620,793 for the six months ended June 30, 2019 were up by $27,336, or 5%, from the $593,457 spent in the same six months a year ago. This increase resulted primarily from increased compensation and from outside services.

Other income (expense).  Other income consisted of interest income of $17,272 in the six months ended June 30, 2019 vs. $6,437 in the same period a year ago, primarily as the result of improved yields available on cash invested during the current period.  Interest expense of $28,891 in the current 6 months is down from $32,088 in the same period a year ago as the result of the balance of the term loan on our building declining.

Net income.   We realized net income of $249,684 for the six months ended June 30, 2019 compared to net income of $89,329 for the same six months ended June 30, 2018.  This increase of $160,355 was the result of the changes in gross profit and operating expenses discussed above, offset in part by an increase in income taxes of $54,567.

Trends and Uncertainties That May Affect Future Results

Revenues in the second quarter of 2019 were higher compared to revenues in 2018.  We believe changing market conditions together with the re-launch of R.A.D.A.R.® in mid 2019 may result in further increases in revenues for the remainder of 2019.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2017), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (increased to $500,000 in 2016, and again to $750,000 in 2017) from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. As of June 30, 2019, this credit facility had not been used.

Building improvements during the six months ended June 30, 2019 were $12,619, compared to none in the same period a year ago.  Equipment expenditures during the 6 months ended June 30, 2019 were $115,995 (consisting primarily of molds for our new base unit and the upgraded version of R.A.D.A.R.®), compared to $373,368 in the same period a year ago.  We filed patent applications at a cost to us of $0 in the first 6 months of 2019 and $0 in the same period in 2018.

As of June 30, 2019, cash was $2,535,108, accounts receivable were $905,762 and current liabilities were $1,012,297 resulting in a net liquid asset amount of $2,428,573.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended June 30, 2019 and for the quarter ended June 30, 2018, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

(b) Changes in Internal Control over Financial

There were no significant changes in our internal controls over financial reporting during the period ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the three months ended June 30, 2019 or during the three months ended June 30, 2018.  There were no sales of equity securities during the three months ended June 30, 2019 or during the three months ended June 30, 2018.

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

LIFELOC TECHNOLOGIES, INC.

August 12, 2019	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

August 12, 2019	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	First Amended and Restated Employment Agreement dated January 25, 2019 by and between Lifeloc Technologies, Inc. and Wayne Willkomm, Ph.D. (incorporated by reference to our Current Report on Form 8-K filed on January 25, 2019
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

