Form 10-Q
period 2019-09-30
Lifeloc Technologies, Inc
filed 2019-11-08
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at November 7, 2019)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LCTC	N/A

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months and Nine months Ended September 30, 2019

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.

Condensed Balance Sheets

	September 30,
	2019	December 31,
	(Unaudited)	2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,922,176	$2,788,327
Accounts receivable, net	754,680	675,136
Inventories, net	2,051,897	1,290,607
Income taxes receivable	—	90,629
Prepaid expenses and other	97,333	35,155
Total current assets	5,826,086	4,879,854

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,952,347	1,928,795
Real-time Alcohol Detection And Reporting equipment and software	569,448	569,448
Production equipment and software	911,454	800,569
Training courses	432,375	432,375
Office equipment and software	246,946	241,836
Sales and marketing equipment	246,738	219,797
Research and development equipment and software	159,810	159,810
Less accumulated depreciation	(1,954,927)	(1,649,203)
Total property and equipment, net	2,882,123	3,021,359

OTHER ASSETS:
Patents, net	148,535	158,147
Deposits and other	77,568	140,452
Deferred taxes	90,061	79,869
Total other assets	316,164	378,468

Total assets	$9,024,373	$8,279,681

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$389,138	$343,783
Term loan payable, current portion	44,413	43,207
Customer deposits	164,606	19,265
Accrued federal and state income tax	105,346	—
Accrued expenses	300,342	250,912
Deferred revenue, current portion	67,199	44,218
Reserve for warranty expense	41,000	40,000
Total current liabilities	1,112,044	741,385

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,335,788	1,369,347

DEFERRED REVENUE, net of current portion	8,937	8,212
Total liabilities	2,456,769	2,118,944

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,603,304	4,597,646
Retained earnings	1,964,300	1,563,091
Total stockholders' equity	6,567,604	6,160,737

Total liabilities and stockholders' equity	$9,024,373	$8,279,681

See accompanying notes

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Unaudited)

	Three Months Ended September 30,
REVENUES:	2019	2018
Product sales	$2,083,044	$1,985,520
Royalties	153,922	46,417
Rental income	21,189	23,822
Total	2,258,155	2,055,759

COST OF SALES	1,193,088	1,111,067

GROSS PROFIT	1,065,067	944,692

OPERATING EXPENSES:
Research and development	253,716	249,092
Sales and marketing	329,824	331,505
General and administrative	287,814	271,172
Total	871,354	851,769

OPERATING INCOME	193,713	92,923

OTHER INCOME (EXPENSE):
Interest income	10,454	7,676
Interest expense	(14,513)	(14,957)
Total	(4,059)	(7,281)

NET INCOME BEFORE PROVISION FOR TAXES	189,654	85,642

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(38,129)	(27,478)

NET INCOME	$151,525	$58,164

NET INCOME PER SHARE, BASIC	$0.06	$0.02

NET INCOME PER SHARE, DILUTED	$0.06	$0.02

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,456,105	2,454,116

See accompanying notes

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Unaudited)

	Nine Months Ended September 30,
	2019	2018
REVENUES:
Product sales	$6,219,779	$6,121,553
Royalties	376,906	207,840
Rental income	67,953	57,524
Total	6,664,638	6,386,917

COST OF SALES	3,512,235	3,446,592

GROSS PROFIT	3,152,403	2,940,325

OPERATING EXPENSES:
Research and development	742,884	840,647
Sales and marketing	961,746	997,563
General and administrative	908,607	864,629
Total	2,613,237	2,702,839

OPERATING INCOME	539,166	237,486

OTHER INCOME (EXPENSE):
Interest income	27,726	14,113
Interest expense	(43,404)	(47,045)
Total	(15,678)	(32,932)

NET INCOME BEFORE PROVISION FOR TAXES	523,488	204,554

PROVISION FOR FEDERAL AND STATE INCOME TAXES	(122,279)	(57,061)

NET INCOME	$401,209	$147,493

NET INCOME PER SHARE, BASIC	$0.16	$0.06

NET INCOME PER SHARE, DILUTED	$0.16	$0.06

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,786	2,454,116

See accompanying notes

Lifeloc Technologies, Inc.

Condensed Statements of Stockholders' Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total shareholders' equity, beginning balances	$6,413,642	$6,024,167	$6,160,737	$5,926,104

Common stock (no shares issued during periods):
Beginning balances	4,600,867	4,588,911	4,597,646	4,580,177
Stock based compensation expense related
to stock options	2,437	4,368	5,658	13,102
Ending balances	4,603,304	4,593,279	4,603,304	4,593,279

Retained earnings:
Beginning balances	1,812,775	1,435,256	1,563,091	1,345,927
Net income	151,525	58,164	401,209	147,493
Ending balances	1,964,300	1,493,420	1,964,300	1,493,420

Total shareholders' equity, ending balances	$6,567,604	$6,086,699	$6,567,604	$6,086,699

See accompanying notes

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2019	2018
Net income	$401,209	$147,493
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	316,150	320,983
Provision for inventory obsolescence, net change	7,500	42,500
Deferred taxes, net change	(10,192)	(11,251)
Reserve for warranty expense, net change	1,000	1,000
Stock based compensation expense related to
stock options	5,658	13,102
Changes in operating assets and liabilities-
Accounts receivable	(79,544)	(130,895)
Inventories	(768,790)	(222,165)
Income taxes receivable	90,629	68,312
Prepaid expenses and other	(62,178)	(63,682)
Deposits and other	62,884	253,893
Accounts payable	45,355	18,123
Customer deposits	145,341	(32,822)
Accrued federal and state income tax	105,346	—
Accrued expenses	49,430	7,795
Deferred revenue	23,706	(7,439)
Net cash provided from
operating activities	333,504	404,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(166,488)	(378,567)
Patent filing expense	—	(6,648)
Net cash (used in) investing activities	(166,488)	(385,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(33,167)	(31,859)
Net cash (used in) financing
activities	(33,167)	(31,859)

NET INCREASE (DECREASE) IN CASH	133,849	(12,127)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,788,327	2,669,455

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,922,176	$2,657,328

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$42,590	$44,270

Cash paid for income tax	$—	$—

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of September 30, 2019 and December 31, 2018, and the results of operations and cash flows for the quarter ended September 30, 2019.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2018 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

 Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At September 30, 2019 and December 31, 2018, inventory consisted of the following:

	2019	2018
Raw materials & deposits	$1,609,019	$937,276
Work-in-process	89,204	37,338
Finished goods	481,174	435,993
Total gross inventories	2,179,397	1,410,607
Less reserve for obsolescence	(127,500)	(120,000)
Total net inventories	$2,051,897	$1,290,607

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below.

	Three Months Ended September 30,
Product sales:	2019	2018
Product sales and supplies	$1,886,464	$1,805,854
Training, certification and data recording	170,631	158,116
Service plans and equipment rental	25,949	21,550
Product sales subtotal	2,083,044	1,985,520
Royalties	153,922	46,417
Rental income	21,189	23,822
Total revenues	$2,258,155	$2,055,759

	Nine months Ended September 30,
Product sales:	2019	2018
Product sales and supplies	$5,643,275	$5,546,066
Training, certification and data recording	498,440	498,742
Service plans and equipment rental	78,064	76,745
Product sales subtotal	6,219,779	6,121,553
Royalties	376,906	207,840
Rental income	67,953	57,524
Total revenues	$6,664,638	$6,386,917

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

The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended September 30,
	2019	2018
Net income	$151,525	$58,164
Weighted average shares – basic	2,454,116	2,454,116
Effect of dilutive potential common shares	1,989	—
Weighted average shares – diluted	2,456,105	2,454,116
Net income per share – basic	$.06	$.02
Net income per share – diluted	$.06	$.02
Contingently vesting employee stock options	50,000	50,000

	Nine Months Ended September 30,
	2019	2018
Net income	$401,209	$147,493
Weighted average shares – basic	2,454,116	2,454,116
Effect of dilutive potential common shares	670	—
Weighted average shares – diluted	2,454,786	2,454,116
Net income per share – basic	$.16	$.06
Net income per share – diluted	$.16	$.06
Contingently vesting employee stock options	50,000	50,000

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at September 30, 2019:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$6.00	50,000	3.00	$6.00	—	—
$5.51	3,000	4.75	$5.51	3,000	$5.51

The exercise price of all options granted through September 30, 2019 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued. Vesting of these options is subject to performance achieved during the years ending December 31, 2019 and 2020.

We granted 50,000 options to an officer in January, 2016, which had a term of 5 years, but which only vested if sales of $20 million and pre-tax income of 15% were achieved in 2018.  If those targets were not met until 2019, then 50% of the options would vest and the remainder canceled.  If those targets were not met until 2020, then 25% of the options would vest and the remainder canceled.  On October 1, 2017, the option agreement was amended to provide a one-year delay for meeting the sales and earnings targets and a revised exercise price. Because of the revision in exercise price, this amendment was deemed a new option. Accordingly, the outstanding options were canceled and new options were issued under the terms of the October 1, 2017 amendment.  On January 25, 2019, this option agreement was amended to provide for an additional performance metric, namely, if the product known as SpinDx™, including the marijuana breathalyzer which incorporates SpinDx™ technology, has been completed and submitted to regulatory authorities for review by or before December 31, 2019, all of the 50,000 options will vest in full, whether or not the sales and earnings requirements have been met. This amendment to the performance metrics of the existing option agreement was deemed a modification to the existing option. During the quarter ended September 30, 2019 we determined that the performance targets would not be met in 2019. The Stock-based compensation expense recognized under ASC 718 for the nine months ended September 30, 2019 and 2018 was $5,658 and $13,102 respectively.

Three thousand new options were granted to an employee during the quarter ended September 30, 2019. The Stock-based compensation expense recognized under ASC 718 for these options, which were fully vested, at the time of granting, was $3,846.

All of the above amounts consist of stock-based compensation expenses from grants of employee stock options which are allocated to General and Administrative Expense when incurred.

No options were exercised during the nine months ended September 30, 2019 or during the nine months ended September 30, 2018.

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

Year	Amount
2019	$11,125
2020	45,964
2021	48,021
2022	50,005
2023	52,072
2024	1,178,528
Total	1,385,715
Less financing cost	(5,514)
Net term loan payable	1,380,201
Less current portion	(44,413)
Long term portion	$1,335,788

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of September 30, 2019 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,756,215 at September 30, 2019.

Regulatory Commitments. We are subject to regulation by the DOT and by various state departments of transportation so far as the majority of our products are concerned.  We believe that we are in substantial compliance with all known applicable regulations.

6.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2017, and bears interest at a rate equal to the LIBOR daily floating rate of 1.82613% and 1.93325% on September 30, 2019 and 2018, respectively, plus 2.5%.  The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2020.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of September 30, 2019 and December 31, 2018.

7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Three months Ended September 30,
	2019	2018
Federal statutory rate	$39,827	$29,118
Effect of:
State taxes, net of federal tax benefit	(9,559)	(4,207)
Estimated research and development credits	(12,686)	(7,472)
Other	20,547	10,039
Total	$38,129	$27,478

	Nine months Ended September 30,
	2019	2018
Federal statutory rate	$109,932	$54,089
Effect of:
State taxes, net of federal tax benefit	(26,563)	(10,669)
Estimated research and development credits	(18,801)	(11,909)
Other	57,711	25,550
Total	$122,279	$57,061

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

The following sets forth information about the operations of the business segments for the three months ended September 30, 2019 and 2018.

	2019	2018
Product sales	$2,083,044	$1,985,520
Royalties	153,922	46,417
Products subtotal	2,236,966	2,031,937
Rentals	21,189	23,822
Total	$2,258,155	$2,055,759

Gross profit (loss):
Product sales	$908,084	$891,556
Royalties	153,922	46,417
Products subtotal	1,062,006	937,973
Rentals	3,061	6,719
Total	$1,065,067	$944,692

Interest expense:
Product sales	$9,529	$7,908
Royalties	—	—
Products subtotal	9,529	7,908
Rentals	4,984	7,049
Total	$14,513	$14,957

Net income (loss) before taxes:
Product sales	$37,655	$39,555
Royalties	153,922	46,417
Products subtotal	191,577	85,972
Rentals	(1,923)	(330)
Total	$189,654	$85,642

The following sets forth information about the operations of the business segments for the nine months ended September 30, 2019 and 2018.

	2019	2018
Product sales	$6,219,779	$6,121,553
Royalties	376,906	207,840
Products subtotal	6,596,685	6,329,393
Rentals	67,953	57,524
Total	$6,664,638	$6,386,917

Gross profit (loss):
Product sales	$2,758,793	$2,735,147
Royalties	376,906	207,840
Products subtotal	3,135,699	2,942,987
Rentals	16,704	(2,662)
Total	$3,152,403	$2,940,325

Interest expense:
Product sales	$27,290	$25,974
Royalties	—	—
Products subtotal	27,290	25,974
Rentals	16,114	21,071
Total	$43,404	$47,045

Net income (loss) before taxes:
Product sales	$145,992	$20,447
Royalties	376,906	207,840
Products subtotal	522,898	228,287
Rentals	590	(23,733)
Total	$523,488	$204,554

There were no intersegment revenues.

At September 30, 2019, $616,183 of our assets were used in the Rentals segment, with the remainder, $8,408,190, used in the Products and unallocated segments.

9.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements, except as follows.

In October, 2019 we received approval from DOT for our LX9 and LT7 base unit alcohol breathalyzers, which will allow domestic sales of this product to commence in Q4 of 2019.

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

In October, 2019 we received approval from DOT for our LX9 and LT7 base unit alcohol breathalyzers, which will allow domestic sales of this product to commence in Q4 of 2019.

Testers for Drugs of Abuse

In August 2016, we entered into an exclusive patent license agreement with Sandia Corporation, Albuquerque, NM, pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  Sandia Corporation developed a prototype using the SpinDx™ technology under our Cooperative Research and Development Agreement which we received in 2017 and are now commercializing. The SpinDx™ platform has the potential to improve real-time screening for a panel of high-abuse drugs, with the ability to efficiently and quantitatively measure relatively low concentrations of drugs such as cocaine, heroin, methamphetamine and other high-abuse drugs.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites, an important step in establishing impairment.  We completed the upgrade of our base breathalyzer platform in 2019, and we remain committed to combining it with the SpinDx™ technology. Our goal is to use this combination to develop a THC breathalyzer.  There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

 In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product ("R.A.D.A.R.®") from Track Group, Inc. ("TRCK") for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation, with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence.  We completed upgrading our base breathalyzer product line in Q4 of 2018 and have been submitting the models for local statutory and regulatory approvals throughout 2019. We are nearing completion of work in improving the manufacturability of R.A.D.A.R.® devices, which we expect to launch in Q1 of 2020.

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

Results of Operations

For the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Net sales. Our product sales for the quarter ended September 30, 2019 were $2,083,044, an increase of 5% from $1,985,520 for the quarter ended September 30, 2018.  This increase is primarily attributable to an increase in demand.  When royalties of $153,922 and rental income of $21,189 are included, total revenues of $2,258,155 increased by $202,396, or 10%, for the quarter ended September 30, 2019 when compared to the same quarter a year ago.

Gross profit.   Our total gross profit for the three months ended September 30, 2019 of $1,065,067 represented an increase of 13% from total gross profit of $944,692 for the same period a year earlier. This increase is primarily a result of increased sales volume and increased royalties.  Cost of product sales increased from $1,093,964 in Q3 of 2018 to $1,174,960 in Q3 of 2019, or 7%, primarily as a result of increased labor and materials required for the increased sales volume, as well as increased tariffs.  Gross profit margin on products went from 45% in Q3 of 2018 to 44% in Q3 of 2019 mostly as a result of increased tariffs.

Research and development expenses.  Our research and development expenses were $253,716 for the quarter ended September 30, 2019 were relatively unchanged from the $249,092 in the same quarter a year ago.

Sales and marketing expenses.   Our sales and marketing expenses of $329,824 for the quarter ended September 30, 2019 were relatively unchanged from the $331,505 for the quarter ended September 30, 2018.

General and administrative expenses.   Our general and administrative expenses of $287,814 for the quarter ended September 30, 2019 increased by 6% from $271,172 in the same period a year ago. This increase resulted mostly from increased compensation.

Other income (expense).  Our other income consisted of interest income of $10,454 in the quarter ended September 30, 2019 compared to $7,676 in the same quarter a year ago, an increase of $2,778, mostly as the result of higher yields on increased cash available for investment in Q3 of 2019.  Our interest expense of $14,513 in the current quarter over $14,957 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income.   Our net income was $151,525 for the quarter ended September 30, 2019 compared to net income of $58,164 for the quarter ended September 30, 2018.  This increase of $93,361 was the result of the changes in revenues, gross profit and operating expenses discussed above, offset in part by an increase in income taxes of $10,651.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Net sales. Our product sales for the nine months ended September 30, 2019 were $6,219,779, an increase of $98,226 or 2% from $6,121,553 for the same period a year ago.  When royalties of $376,906 and rental income of $67,953 are included, total revenues of $6,664,638 increased by $277,721, or 4%, for the nine months ended September 30, 2019 when compared to the same nine months a year ago.

Gross profit.   Total gross profit for the nine months ended September 30, 2019 of $3,152,403 represented an increase of 7% from total gross profit of $2,940,325 for the nine months a year earlier primarily as a result of increased product sales and royalties.  Cost of product sales increased from $3,386,406 in the nine months ended September 30, 2018 to $3,460,986, or 2% in the current period. Gross profit margin on products went from 45% in 2018 to 44% 2019, mostly as a result of increased tariffs.

Research and development expenses.  Research and development expenses were $742,884 for the nine months ended September 30, 2019, representing a decrease of 12% from the $840,647 in the same period a year ago.  This decrease resulted primarily from lower payments to outside vendors in connection with the work needed to upgrade and re-launch R.A.D.A.R®.

Sales and marketing expenses.   Sales and marketing expenses of $961,746 for the nine months ended September 30, 2019 decreased $35,817, or 4%, from the $997,563 in the same nine months ended September 30, 2018, mostly as a result of decreased compensation.

General and administrative expenses.   General and administrative expenses of $908,607 for the nine months ended September 30, 2019 were up by $43,978, or 5%, from the $864,629 spent in the same nine months a year ago. This increase resulted primarily from increased compensation.

Other income (expense).  Other income consisted of interest income of $27,726 in the nine months ended September 30, 2019 vs. $14,113 in the same period a year ago, primarily as the result of improved yields available on cash invested during the current period.  Interest expense of $43,404 in the current 9 months is down from $47,045 in the same period a year ago as the result of the balance of the term loan on our building declining.

Net income.   We realized net income of $401,209 for the nine months ended September 30, 2019 compared to net income of $147,493 for the same nine months ended September 30, 2018.  This increase of $253,716 was the result of the changes in gross profit and operating expenses discussed above, offset in part by an increase in income taxes of $65,218.

Trends and Uncertainties That May Affect Future Results

Revenues in the third quarter of 2019 were higher compared to revenues in 2018.  We believe changing market conditions together with the domestic launch of our base breathalyzer product line in Q4 may result in further increases in revenues for the remainder of 2019, and with the re-launch of R.A.D.A.R.® in Q1 of 2020, further increases in revenues in 2020.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

Our 2019 operating plan and our 2020 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products for long term growth.  We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2019 or 2020.  However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2017), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (increased to $500,000 in 2016, and again to $750,000 in 2017), which matures June 30, 2020, from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. As of September 30, 2019, this credit facility had not been used.

Building improvements during the nine months ended September 30, 2019 were $23,552, compared to none in the same period a year ago.  Equipment expenditures during the 9 months ended September 30, 2019 were $142,936 (consisting primarily of molds for our new base unit and the upgraded version of R.A.D.A.R.®, as well as office equipment), compared to $378,567 in the same period a year ago.  We filed no patent applications at a cost to us of $0 in the first 9 months of 2019 and $6,648 in the same period in 2018.

As of September 30, 2019, cash was $2,922,176, accounts receivable were $754,680 and current liabilities were $1,112,044 resulting in a net liquid asset amount of $2,564,812.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended September 30, 2019 and for the quarter ended September 30, 2018, warranty costs were not deemed significant.

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

In March 2017, we acquired the R.A.D.A.R.® assets from TRCK, which consisted of production equipment and of hardware device technology (the "Devices") that are depreciated over 5 years using the double declining balance method when placed in service. With the R.A.D.A.R.® assets, we also purchased software designed to measure breath alcohol content of the user and software technology designed to allow the Devices to be configured and to capture and manage the data being returned from the Device, as well as 6 issued U.S. patents and 16 domestic and international patent applications.  This software and the patents and patent applications are being amortized over 15 years using the straight line method.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

(b)  Changes in Internal Control over Financial

There were no significant changes in our internal controls over financial reporting during the period ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the nine months ended September 30, 2019 or during the nine months ended September 30, 2018.  There were no sales of equity securities during the nine months ended September 30, 2019 or during the nine months ended September 30, 2018.

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

LIFELOC TECHNOLOGIES, INC.

November 8, 2019	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

November 8, 2019	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	First Amended and Restated Employment Agreement dated January 25, 2019 by and between Lifeloc Technologies, Inc. and Wayne Willkomm, Ph.D. (incorporated by reference to our Current Report on Form 8-K filed on January 25, 2019
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document