Form 10-K
period 2019-12-31
Lifeloc Technologies, Inc
filed 2020-03-24
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes ☐    No ☒

As of June 30, 2019 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 372,192 shares of common stock held by non-affiliates of the issuer on such date was $1,674,864.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 10, 2020:

Common Stock, no par value	2,454,116

Documents Incorporated by Reference: Items 10, 11, 13 and 14, and a portion of Item 12 of Part III are incorporated by reference from portions of the registrant's Definitive Proxy Statement for the 2019 Annual Shareholders' Meeting, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2019.

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

Lifeloc®, Easycal®, Lifeguard®, Phoenix® and R.A.D.A.R.® are registered trademarks of Lifeloc Technologies, Inc. Sentinel™ is a trademark of Lifeloc Technologies; SpinDx™ is a trademark of Sandia Corporation. This report may also contain trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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

We define our business as providing "near and remote sensing and monitoring" products and solutions. Today, the majority of our revenues are derived from products and services for alcohol detection and measurement. We remain committed to growing our breath alcohol testing business. In the future, we anticipate the commercialization of new sensing and measurement products that may allow Lifeloc to successfully expand our business into new growth areas where we do not presently compete or where no satisfactory product solutions exist today.

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

In November 2019, we received approval from DOT for our LX9 and LT7 base unit alcohol breathalyzers.

Testers for Drugs of Abuse

In August 2016, we entered into an exclusive patent license agreement with Sandia Corporation, Albuquerque, NM, pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  Sandia Corporation developed a prototype using the SpinDx™ technology under our Cooperative Research and Development Agreement. We received the prototype in 2018 and are now commercializing. The SpinDx™ platform has the potential to improve real-time screening for a panel of high-abuse drugs, with the ability to efficiently and quantitatively measure relatively low concentrations of drugs such as cocaine, heroin, methamphetamine, fentanyl and other high-abuse drugs.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites, an important step in establishing impairment.  We completed the upgrade of our base breathalyzer platform in 2019 (the LX9), and we remain committed to combining it with the SpinDx™ technology. Our goal is to use this combination to develop a THC breathalyzer.  There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product ("R.A.D.A.R.®") from Track Group, Inc. ("TRCK") for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence.  We are nearing completion of work in testing and improving the manufacturability of R.A.D.A.R.® devices, which we expect to launch in Q1 of 2020.

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

Real Property

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 14,412 square feet are occupied by us and 7,913 square feet are currently leased to two tenants under leases that expire at various times in 2020. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in October 2024.

Additional Areas of Interest

Consistent with our business goal of providing "near and remote sensing and monitoring" products and solutions, our acquisition strategy involves purchasing companies, development resources and assets that are aligned with our areas of interest and that can further aid in our entering additional markets.  We expect to actively research and engage in the acquisition of resources that can expedite our entrance into new markets or strengthen our position in existing ones.

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

One of our leading competitors is Intoximeters, Inc. of St. Louis, Missouri, a long-established company with strong name recognition in the field of alcohol testing.  It has well established sales channels, a large customer base, and a broad product line.  CMI, Inc. of Owensboro, Kentucky, another major competitor, also has a well-established name, a strong position in stationary units used in police work, and international market coverage.  Drägerwerk AG & Co. KGaA, based in Germany, manufactures safety and gas testing equipment.  Its breath alcohol testers are respected for their quality and performance.

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

Marketing

Marketing activities associated with our business include the communication of our value proposition through direct mail, direct and indirect sales channels, trade shows and an information-rich online presence.  We sell our products to the workplace and international markets primarily through distributors.  We sell our law enforcement, corrections and consumer products directly to the end user and our OEM products directly to manufacturers. Leveraging our installed base is important, as is maintaining a well-trained distributor network.  In 2009, we revised our workplace distributor program to place additional emphasis on volume incentives for growth in the form of a rebate program.  Under the program, distributors in good standing receive a progressively greater percentage rebate based on the dollar sales they generate. We believe this program helps incentivize our distributors to achieve a higher level of sales than would otherwise be the case.

Domestic Distribution

The majority of our sales into the workplace market are made through distributors.  Sales are made by these distributors pursuant to agreements that renew automatically each year unless terminated by either party with advance notice, and such agreements typically grant protected lead generation areas.

International Distribution

Over 90% of our international sales for all product lines are made by local distributors, who are given territories generally pursuant to agreements that renew automatically each year unless terminated by either party with advance notice.  Based on reports from our international distributors, we believe that many countries around the world are instituting tougher alcohol abuse prevention laws, strengthening the enforcement of current laws, or both. These laws set limits on the amount of alcohol an individual may have in the blood at specific times (e.g., while driving or during safety-sensitive work activities), or at any time for certain parolees and probationers.  Lifeloc has sold instruments to customers in over 65 countries on six continents worldwide.

Research and Development

Lifeloc defines its business broadly to include "near and remote sensing and monitoring" applications in markets including those outside of traditional alcohol testing.  We believe that our future success depends to a large degree on our ability to conceive and develop improved alcohol detection and measurement products, as well as to identify attractive opportunities for growth outside of breath alcohol testing.  Accordingly, we expect to continue to invest in research and development.  We spent $1,038,227 and $1,121,827 during 2019 and 2018, respectively, on research and development, and on sustaining engineering. The amount spent in 2019 was lower than the amount spent in 2018 due primarily to nearing completion of upgrading the R.A.D.A.R.® assets and our base product.  We expect to increase our emphasis on new product development efforts for existing and new markets with particular emphasis on developing the SpinDx™ technology.

Raw Materials and Principal Suppliers

A basic component of our instrument product line is the fuel cell, which we obtain from only a few suppliers.  We believe that our demand for this component is small relative to the total supply, and that the materials and services required for the production of our products are currently available in sufficient quantities and will be available for the foreseeable future.  However, there are relatively few suppliers of the high-quality fuel cells which our breathalyzers require.  Any sudden disruption to the supply of our fuel cells would pose a significant risk to our business. New sources of fuel cells are uncertain at this time and changes to our fuel cells require approval by the DOT, which, if not received, could have a material effect on our revenues.  While we have traditionally used only one supplier of fuel cells, we have been developing our own fuel cell assembly capability using purchased sensors, which we finalized in 2018. These Lifeloc-assembled fuel cells have been incorporated into breathalyzers which have been submitted to and approved by the Department of Transportation. Even with the approval of our own assembled fuel cells, we will continue to purchase a portion of our total fuel cell requirements from our current supplier as necessary to meet the needs of the Company.

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

We file for patents, copyrights and trademarks to protect our intellectual property rights to the extent practicable.  We hold the rights to seven United States patents and have two patent applications pending, along with international patent applications on our EASYCAL® calibration station and on certain R.A.D.A.R.® assets. Two pending international applications were granted in 2019.  These patents have expiration dates ranging from July 2020 to August 2034. We do not expect the expiration of patents in 2020 to have a material effect on our business. In 2017, we acquired seven United States patents and several active international patent applications in connection with our purchase of the R.A.D.A.R.® assets. The R.A.D.A.R.® patents and patent applications provide protection around the biometric identification methods used in the R.A.D.A.R.® devices along with a removable sampling chamber for maximum hygienics. We act to protect our patents from infringement in each instance where we determine that doing so would be economical in light of the expense involved and the level and availability of our financial resources.  While we believe that each of our pending applications relate to a patentable device or concept, there is no guarantee that the patents will be issued.

We also enter into royalty and licensing agreements where we license or otherwise confer our intellectual property rights on a licensor in exchange for specified payment terms. In 2012 we entered into a royalty agreement with an OEM customer which provides for the monthly payment of royalties to us on all products containing certain of our software sold by our customer.  The agreement is of perpetual duration, but is terminable by the OEM customer upon six months' notice. In 2013 we began receiving royalties from another customer as a result of entering into a second royalty agreement, which provides for the monthly payment of royalties to us on all products containing certain of our software sold by our customer. The agreement is of perpetual duration, but is terminable by the customer upon six months' notice or by us upon 12 months’ notice.

Employees

As of December 31, 2019, we had 36 full-time employees and 3 part-time employees.  We are not a party to any collective bargaining agreements.

Customers

Revenues from our largest customers, as a percentage of total revenues, for 2019 and 2018 were as follows:

	2019	2018
Customer A	7%	7%
Customer B	6%	5%
Customer C	4%	4%
All others	83%	84%
Total	100%	100%

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

We are also subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the Conforming Products List of Evidential Breath Alcohol Measurement Devices (the "CPL") published periodically in the Federal Register.  Law enforcement applications also require that portable breath testing instruments be included on the CPL.  Lifeloc's FC10, FC10Plus, FC20, FC20BT, EV30, and Phoenix® 6.0 are included on the CPL. Lifeloc’s LX9 and LT7 have received conformance letters from the DOT and should appear in the next publication of the CPL.  We believe that we were in substantial compliance with the regulations described above as of December 31, 2019 for our products sold into these markets and states.

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

Eighteen percent of our product sales in 2019 were attributable to three customers, with whom we do not have long-term contracts.  If orders from those customers are not renewed, our revenues may be adversely affected.  Furthermore, at December 31, 2019, our accounts receivable balance included approximately $194,043 or 30% from one customer, and $93,962, or 15%, from a second customer.

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

We are subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the CPL.  Law enforcement applications also require that portable breath testing instruments be included on the CPL.  Lifeloc's FC10, FC10Plus, FC20, FC20BT, EV30, and Phoenix® 6.0 are included on the Conforming Products List of Evidential Breath Alcohol Measurement Devices (“CPL”).  Lifeloc’s LX9 and LT7 have received conformance letters from the DOT and should appear in the next publication of the CPL. We believe that we were in substantial compliance with the regulations described above as of December 31, 2019 for our products sold into these markets and states. In addition, our LifeGuard® product is regulated as a Class I medical device by the Food and Drug Administration ("FDA").

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products.  We maintain product liability insurance to cover us in the event of liability claims, and as of December 31, 2019, no such claims have been asserted or threatened against us.  However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend and could impact customer priorities and consumer spending.

We have global third parties upon whom we rely and who may be impacted by events outside of our control. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair sales. In addition, if any facilities of our suppliers, third-party service providers, vendors, or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results.

For example, we rely upon international vendors who are experiencing delayed and limited production capability due to the ongoing outbreak of a strain of coronavirus which surfaced in Wuhan, China. This outbreak has resulted in the extended shutdown of certain businesses in this and other regions which may in turn result in disruptions to our supply chain and our customers’ business operations. These could include disruptions from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply, or restrictions on the export or shipment of our products or components. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or our customers and suppliers operate. These uncertainties could have a material adverse effect on our business and our results of operation and financial condition.

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

Vern D. Kornelsen, Chairman of our Board of Directors, Secretary, and Chief Financial Officer, beneficially owned approximately 77% of our outstanding common stock as of December 31, 2019.  Through this ownership, Mr. Kornelsen is able to control the composition of our Board and direct our management and policies. Accordingly, Mr. Kornelsen has the direct or indirect power to:

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

Information collected with our products may be governed by certain data privacy and cyber security regulations, breach of which could cause negative publicity or otherwise harm the company. As a Company with information stored online, the company may be vulnerable to cybersecurity attacks which may trigger reporting requirements and legal liability. Responding to a cybersecurity threat or breach would require financial resources, may cause a loss of productivity, and may open the Company to legal liability.

U.S. Trade relations could negatively impact the availability of materials or the international market for the Company’s product.

Changes in U.S. trade relations, particularly the impositions of tariffs by the U.S. and China, have had and are expected to have material effects on the performance of many companies. The Company could be negatively affected by tariffs on any component materials required for a company product. Trade relations also may decrease any potential international market for the Company products, affecting the Company’s potential for growth.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2019, we had 70 shareholders of record. Our common stock is not listed on an established public trading market. Since January 17, 2012, our stock has been quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our shares is LCTC. Trading in our common stock is limited and sporadic. Subject to the foregoing qualification, the following table sets forth the range of bid quotations for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2019	Bid Price	Fiscal 2018	Bid Price
1st Quarter	$4.19 – 6.25	1st Quarter	$4.80 – 8.75
2nd Quarter	$3.50 – 6.00	2nd Quarter	$4.35 – 5.40
3rd Quarter	$4.50 – 6.25	3rd Quarter	$3.95 – 5.39
4th Quarter	$4.50 – 5.99	4th Quarter	$4.25 – 5.65

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

We define our business as providing "near and remote sensing and monitoring" products and solutions. Today, the majority of our revenues are derived from products and services for alcohol detection and measurement. We remain committed to growing our breath alcohol testing business. In the future, we anticipate the commercialization of new sensing and measurement products that may allow Lifeloc to successfully expand our business into new growth areas where we do not presently compete or where no satisfactory product solutions exist today.

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

Recent Developments

In August 2016 we entered into an exclusive patent license agreement with Sandia Corporation pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse. We believe this license agreement signifies the beginning of a relationship that will become material to the Company in the future. A prototype was built by Sandia under our Cooperative Research and Development Agreement and received in 2018, after which we commenced work on commercializing the device. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  The SpinDx™ platform has the potential to revolutionize real-time screening for a panel of high abuse drugs, with the ability to quickly and quantitatively measure very low concentrations of drugs such as cocaine, heroin, methamphetamine and others.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites. Resolving the psychoactive levels from metabolites is an important step in establishing impairment. We completed the upgrade of our base breathalyzer platform in 2019 (the LX9), and we remain committed to combining it with the SpinDx technology. If successful, this combination will result in a THC breathalyzer. There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

On March 8, 2017, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Track Group Inc., a Delaware corporation, and its wholly owned subsidiary, Integrated Monitoring Systems, LLC, a Colorado limited liability company. Pursuant to the terms and conditions of the Asset Purchase Agreement, we acquired certain assets comprised of: (1) handheld hardware device technology (the "R.A.D.A.R.® Mobile Devices"), designed to measure breath alcohol content of the user; and (2) software technology called R.A.D.A.R.® (Real-time Alcohol Detection and Reporting) Reporting Center designed to allow the Device to be configured and to capture and manage the data being returned from the Device (together with the Device, the "R.A.D.A.R.® Assets"). The purchase price under the Asset Purchase Agreement was $860,000. Under the Asset Purchase Agreement, we assumed certain liabilities and obligations, including contractual obligations, and various other liabilities and obligations arising out of or relating to the R.A.D.A.R.® Assets, including obligations related to current customers of the R.A.D.A.R.® Assets. The Asset Purchase Agreement contains customary representations, warranties, and covenants and provides for indemnification rights with respect to a breach of a representation, warranty or covenant by either party. Although there is no assurance of market acceptance, widespread adoption of the R.A.D.A.R.® Mobile Devices may provide an alternative to, and thus lower, incarceration rates through better offender monitoring. We expect to complete updating the R.A.D.A.R.® Mobile Device in the first quarter of 2020.

Results of Operations

For the year ended December 31, 2019 compared to the year ended December 31, 2018.

Net sales. Our product sales for the year ended December 31, 2019 were $8,251,570, an increase of 2% from $8,104,003 for the same period a year ago.  This increase is primarily attributable to prevailing market conditions.  When royalties of $411,111 and rental income of $89,142 are included, total revenues of $8,751,823 increased by $314,169, or 4%, for the year ended December 31, 2019 when compared to the same 12 months a year ago. Rental income increased by $3,256 due to the replacement of a tenant lease that was previously terminated, and royalties increased by $163,346 due to an increase in sales by royalty-paying customers.

Gross profit.  Gross profit for the year ended December 31, 2019 of $3,936,003 represented an increase of 3% from total gross profit of $3,809,251 for the year ended December 31, 2018, primarily as a result of increased sales volume and increased royalties in 2019.  Cost of product sales increased from $4,556,100 in the year ended December 31, 2018 to $4,757,905 in the same period in 2019, an increase of $201,805 (4%), primarily as a result of increased labor and materials required for the increased sales volume as well as costs associated with the R.A.D.A.R. mobile device product line, which was not yet accompanied by a proportionate increase in revenues. Gross profit margin on products decreased to 42.3% in the year ended December 31, 2019 from 43.8% in the year ended December 31, 2018 primarily for the same reason and because of the continued increase in tariffs.

Research and development expenses.  Research and development expenses were $1,038,227 for the year ended December 31, 2019, representing a decrease of $83,600 (8%) over the $1,121,827 in the same period a year ago.  This decrease resulted mostly from decreased use of outside contractors as a result of nearing completion of our base product and R.A.D.A.R.® upgrades.

Sales and marketing expenses.   Sales and marketing expenses of $1,240,773 for the year ended December 31, 2019 were relatively unchanged from the $1,251,388 spent in the same period a year ago.

General and administrative expenses.   General and administrative expenses were $1,175,788 for the year ended December 31, 2019 vs. $1,165,413 for the year ended December 31, 2018, also relatively unchanged.

Other income (expense).  Other income includes settlement proceeds, a payment to us, which we received in Q4 of 2019, from one of our licensees to whom we licensed certain technologies including the right to enforce those technologies while retaining the right to receive a percentage of recovery from any enforcement action. The licensed technology became the partial basis for a dispute between our licensee and one of their competitors. This dispute was resolved and the parties entered into a confidential settlement agreement pursuant to which we received this one-time payment of $225,199 from our licensee. Interest income increased from $25,624 a year ago to $38,750 in the current year, mostly as a result of increased cash.  Interest expense of $57,802 in the year ended December 31, 2019 was down from $61,650 in the previous year as a result of the decrease in the loan on our building.

Net income.   We realized net income of $625,826 for the year ended December 31, 2019 compared to net income of $217,164 for the year ended December 31, 2018.  This increase of $408,662 was the result of the increase in gross profit, as well as the settlement proceeds discussed above, and of the changes in operating expenses discussed above, offset in part by an increase in income taxes of $44,103.

Trends and Uncertainties That May Affect Future Results

Revenues in the year 2019 were higher compared to revenues in 2018.  We believe increased sales efforts, along with the re-launch of the R.A.D.A.R.® Mobile Devices, may result in improved revenues in 2020 and beyond.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues, with particular emphasis on completing SpinDx™.

Our 2020 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products, including SpinDx™, for long-term growth.  We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2020.  However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2016), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (increased to $750,000 in 2017) from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. At December 31, 2019 this credit facility had not been used.

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

As of December 31, 2019, cash and cash equivalents was $3,185,996, trade accounts receivable were $641,239 and current liabilities were $902,040 resulting in net liquid assets of $2,925,195.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues, which are required in order for us to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to seek additional sources of capital and/or to implement cost reduction measures, as necessary.

Equipment, software and space modification expenditures during FY 19 were $256,906 compared to $402,147 for FY 18, a decrease of $145,241, which mostly consisted of production equipment.  We filed patent applications at a cost to us of $6,750 in 2018 versus none in 2019.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the year ended December 31, 2019 and for the year ended December 31, 2018, warranty costs were not deemed significant.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years (three years for software and technology licenses).  We use the declining method of depreciation for property, including space modifications, and the straight line method for software and technology licenses. We purchased all of the assets of STS, an online education company, in 2014, which consisted of training courses that are amortized over 15 years using the straight line method.  In October 2014, we purchased our building. A majority of the cost of the building is depreciated over 39 years using the straight line method. In addition, based on the results of a third party analysis, a portion of the cost was allocated to components integral to the building.  Such components are depreciated over 5 and 15 years, using the declining method.  The R.A.D.A.R.® mobile devices, and the R.A.D.A.R.® software and patents that were purchased in March 2017 are depreciated over 5 years using the declining balance method, and amortized over 15 years, using the straight line method, respectively. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

Revenue from product sales and supplies is generally recorded when we ship the product and title has passed to the customer, or when agreed milestones are met in the case of product developments, provided that we have evidence of a customer arrangement and can conclude that collection is probable.  The prices at which we sell our products are fixed and determinable at the time we accept a customer's order. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims, and generally have no ongoing obligations related to product sales, except for normal warranty.

The sales of licenses to our training courses are recognized as revenue at the time of sale. Training and certification revenues are recognized at the time the training and certification occurs.  Data recording revenue is recognized based on each day’s usage of enrolled devices.

Revenues arising from extended warranty contracts are booked as sales over their life on a straight-line basis. We provide customer financing and leasing ourselves, which we recognize as revenue over the applicable lease term.  Occasionally, we rent used equipment to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.

Royalty income is recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable and collectability is reasonably assured.

Rental income from space leased to our tenants is recognized in the month in which it is due.

On occasion we receive customer deposits for future product orders and for product development.  Customer deposits are initially recorded as a liability and recognized as revenue when the product is shipped and title has passed to the customer, or in the case of product development, when agreed milestones are met.

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

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Page
Report of Independent Registered Public Accounting Firm for the Years Ended December 31, 2019 and 2018	21

Balance Sheets as of December 31, 2019 and 2018	20

Statements of Income for the Years Ended December 31, 2019 and 2018	21

Statements of Stockholders' Equity for the Years Ended December 31, 2019 and 2018	22

Statements of Cash Flows for the Years Ended December 31, 2019 and 2018	23

Notes to Financial Statements	24

Causey Demgen & Moore P.C.

1099 Eighteenth Street

Suite 2300

Denver, Colorado 80202

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

  Lifeloc Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lifeloc Technologies, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of income, stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado

March 24, 2020

LIFELOC TECHNOLOGIES, INC.

Balance Sheets

ASSETS
	December 31,
CURRENT ASSETS:	2019	2018
Cash	$3,185,996	$2,788,327
Accounts receivable, net	641,239	675,136
Inventories, net	1,986,299	1,290,607
Income taxes receivable	6,750	90,629
Prepaid expenses and other	18,857	35,155
Total current assets	5,839,141	4,879,854

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	976,621	800,569
Training courses	432,375	432,375
Office equipment, software and space modifications	208,986	241,836
Sales and marketing equipment, and space modifications	232,600	219,797
Research and development equipment, software and space modifications	172,429	159,810
Less accumulated depreciation	(1,959,541)	(1,649,203)
Total property and equipment, net	2,879,645	3,021,359

OTHER ASSETS:
Patents, net	145,323	158,147
Deposits and other	74,027	140,452
Deferred taxes	86,658	79,869
Total other assets	306,008	378,468

Total assets	$9,024,794	$8,279,681

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$261,798	$343,783
Term loan payable, current portion	44,879	43,207
Customer deposits	214,031	19,265
Accrued expenses	290,458	250,912
Deferred revenue, current portion	45,874	44,218
Reserve for warranty expense	45,000	40,000
Total current liabilities	902,040	741,385

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,324,467	1,369,347

DEFERRED REVENUE, net of current portion	6,066	8,212
Total liabilities	2,232,573	2,118,944

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,603,304	4,597,646
Retained earnings	2,188,917	1,563,091
Total stockholders' equity	6,792,221	6,160,737

Total liabilities and stockholders' equity	$9,024,794	$8,279,681

See accompanying notes.

 LIFELOC TECHNOLOGIES, INC.

Statements of Income

	Years Ended December 31,
REVENUES:	2019	2018
Product sales	$8,251,570	$8,104,003
Royalties	411,111	247,765
Rental income	89,142	85,886
Total	8,751,823	8,437,654

COST OF SALES	4,815,820	4,628,403

GROSS PROFIT	3,936,003	3,809,251

OPERATING EXPENSES:
Research and development	1,038,227	1,121,827
Sales and marketing	1,240,773	1,251,388
General and administrative	1,175,788	1,165,413
Total	3,454,788	3,538,628

OPERATING INCOME	481,215	270,623

OTHER INCOME (EXPENSE):
Settlement proceeds	225,199	—
Interest income	38,750	25,624
Interest expense	(57,802)	(61,650)
Total	206,147	(36,026)

NET INCOME BEFORE PROVISION FOR TAXES	687,362	234,597

(PROVISION FOR) FEDERAL AND STATE INCOME TAXES	(61,536)	(17,433)

NET INCOME	$625,826	$217,164

NET INCOME PER SHARE, BASIC	$0.26	$0.09

NET INCOME PER SHARE, DILUTED	$0.26	$0.09

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,512,445

See accompanying notes.

Lifeloc Technologies, Inc.

Statements of Stockholders' Equity

	Years Ended December 31,
	2019	2018
Total stockholders' equity, beginning balances	$6,160,737	$5,926,104

Common stock (no shares issued during periods):
Beginning balances	4,597,646	4,580,177
Stock based compensation expense related
to stock options	5,658	17,469
Ending balances	4,603,304	4,597,646

Retained earnings:
Beginning balances	1,563,091	1,345,927
Net income	625,826	217,164
Ending balances	2,188,917	1,563,091

Total stockholders' equity, ending balances	$6,792,221	6,160,737

See accompanying notes.

 LIFELOC TECHNOLOGIES, INC.

 Statements of Cash Flows

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2019	2018
Net income	$625,826	$217,164
Adjustments to reconcile net income to net cash
provided from operating activities-
Depreciation and amortization	412,529	416,896
Provision for doubtful accounts, net change	—	(5,000)
Provision for inventory obsolescence, net change	20,000	60,000
Deferred taxes, net change	(6,789)	(13,338)
Reserve for warranty expense, net change	5,000	—
Stock based compensation expense related to
stock options	5,658	17,469
Changes in operating assets and liabilities-
Accounts receivable	33,897	(76,810)
Inventories	(715,692)	(175,504)
Income taxes receivable	83,879	30,772
Prepaid expenses and other	16,298	(13,351)
Deposits and other	66,425	118,585
Accounts payable	(81,985)	46,687
Customer deposits	194,766	(29,498)
Accrued expenses	39,546	(13,378)
Deferred revenue	(490)	(10,390)
Net cash provided from
operating activities	698,868	570,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and space modifications	(256,906)	(402,147)
Patent filing expense	—	(6,750)
Net cash (used in) investing activities	(256,906)	(408,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(44,293)	(42,535)
Net cash (used in) financing
activities	(44,293)	(42,535)

NET INCREASE IN CASH	397,669	118,872

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,788,327	2,669,455

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,185,996	$2,788,327

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$56,717	$58,847

Cash paid for income tax	$38,000	$—

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Notes to Financial Statements

December 31, 2019 and 2018

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

We define our business as providing "near and remote sensing and monitoring" products and solutions. Today, the majority of our revenues are derived from products and services for alcohol detection and measurement. We remain committed to growing our breath alcohol testing business. In the future, we anticipate the commercialization of new sensing and measurement products that may allow Lifeloc to successfully expand our business into new growth areas where we do not presently compete or where no satisfactory product solutions exist today.

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

Debt Issuance Costs.  In 2016, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03").  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  Deferred loan costs are amortized over the 20-year life of the term loan on a straight line basis, which approximates the effective interest method.  Total amortization during the years ended December 31, 2019 and 2018 was $1,085 and $2,803 respectively, and is included within interest expense on the statements of income.

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

Concentration of Credit Risk.   Financial instruments with significant credit risk include cash and accounts receivable.  The amount of cash on deposit with two financial institutions exceeded the $250,000 federally insured limit at December 31, 2019 by $2,238,307.  However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

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

Years Ended December 31	2019	2018
Balance, beginning of year	$30,000	$35,000
Provision for estimated losses	4,898	(7,583)
Recovery (write-off) of uncollectible accounts	(4,898)	2,583
Balance, end of year	$30,000	$30,000

The net accounts receivable balance at December 31, 2019 of $641,239 included an account from one customer of $194,043 (30%), $93,962 from a second customer (15%), and no more than 10% from any other single customer. The net accounts receivable balance at December 31, 2018 of $675,136 included an account from one customer of $181,701 (27%), $84,964 from a second customer (13%), and no more than 10% from any other single customer.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At December 31, 2019 and December 31, 2018, inventory consisted of the following:

	2019	2018
Raw materials & deposits	$1,601,354	$937,276
Work-in-process	32,006	37,338
Finished goods	492,939	435,993
Total gross inventories	2,126,299	1,410,607
Less reserve for obsolescence	(140,000)	(120,000)
Total net inventories	$1,986,299	$1,290,607

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended December 31	2019	2018
Balance, beginning of year	$120,000	$60,000
Provision for estimated obsolescence	73,440	105,092
Write-off of obsolete inventory	(53,440)	(45,092)
Balance, end of year	$140,000	$120,000

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years; three years for software and technology licenses; 15 years for space modifications and for training courses; 39 years for the cost of the building we purchased in October 2014.  We utilize the declining method of depreciation for property, equipment and space modifications, and the straight-line method of depreciation for software, training courses, and the building, due to the expected usage of these assets over time. These methods are expected to continue throughout the life of the assets.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.  Depreciation expense for the years ended December 31, 2019 and 2018 was $398,620 and $388,246 respectively.

Long-Lived Assets.   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.  No impairments were recorded for the years ended December 31, 2019 and 2018 respectively.

Patents.   The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (20 years for utility patents in the United States, and 14 years for design patents).  Amortization expense, including impairments, for the years ended December 31, 2019 and 2018 was $12,824 and $25,847 respectively.  Amortization expense for each of the next 5 years is estimated to be $12,479 per year.  Capitalized costs are expensed if patents are not granted.  We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.  Impairments of $0 and $0 were included in amortization expense for the years ended December 31, 2019 and 2018 respectively.  A summary of our patents at December 31, 2019 and 2018 is as follows:

	2019	2018
Patents issued	$100,008	$88,855
Patent applications	6,750	17,903
Patents and patent applications acquired in asset acquisition	100,000	100,000
Accumulated amortization	(61,435)	(48,611)
Total net patents	$145,323	$158,147

Deposits and Other Assets.  We include the long-term portion of installment receivables with deposits.

Accrued Expenses.  We have accrued various expenses in our December 31 balance sheets, as follows.

	2019	2018
Compensation	$167,027	$163,814
Property and other taxes	72,868	61,538
Rebates	30,500	25,560
Federal income tax	20,063	—
	$290,458	$250,912

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

Years Ended December 31	2019	2018
Balance, beginning of year	$40,000	$40,000
Provision for estimated warranty claims	41,643	29,295
Claims made	(36,643)	(29,295)
Balance, end of year	$45,000	$40,000

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  For the years ended December 31, 2019 and 2018, we did not have any interest or penalties or any significant uncertain tax positions.

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

Revenue from product sales and supplies is generally recorded when we ship the product and title has passed to the customer, or when agreed milestones are met in the case of product developments, provided that we have evidence of a customer arrangement and can conclude that collection is probable.  The prices at which we sell our products are fixed and determinable at the time we accept a customer's order. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims, and generally have no ongoing obligations related to product sales, except for normal warranty.

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

On occasion we receive customer deposits for future product orders and product developments.  Customer deposits are initially recorded as a liability and recognized as revenue when the product is shipped and title has passed to the customer, or when agreed milestones are met in the case of product developments.

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below.

	Year Ended December 31,
Product sales:	2019	2018
Product sales and supplies	$7,499,094	$7,373,820
Training, certification and data recording	647,734	634,567
Service plans and equipment rental	104,742	95,616
Product sales subtotal	8,251,570	8,104,003
Royalties	411,111	247,765
Rental income	89,142	85,886
Total revenues	$8,751,823	$8,437,654

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

Grants.  We apply for and receive job training and other grants, which are recognized as reductions of expense when received.  In September 2014 we were notified that we had been awarded a $250,000 grant from the Colorado Office of Economic Development to accelerate development of a marijuana breathalyzer that is currently under development.  The grant completion date was August 31, 2018, at which point $126,793 of grant funds remained unused and are no longer available. We received grants of $31,646 and $2,721 in 2019 and 2018 respectively.

Rebates.  Our rebate program is available to certain of our North American workplace distributors in good standing who are responsible for sales equaling at least $25,000 in one calendar year.  Distributors in good standing who meet the required sales threshold earn a rebate equal to between 1 and 10 percent of that distributor's total sales of the Company's products.  We accrue for these rebates monthly; they are shown in our balance sheets as accrued expenses.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for us beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We adopted this new standard in 2019, which did not have a material impact on our financial statements or related disclosures.

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

Stock-based compensation expense recognized under ASC 718 for years 2019 and 2018 was $5,658 and $17,469 respectively.  Stock-based compensation expense related to employee stock options under ASC 718 is allocated to General and Administrative Expense when incurred.

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

Basic and Diluted Income and Loss per Common Share.  Net income or loss per share is calculated in accordance with ASC Topic 260, Earnings Per Share ("ASC 260").  Under the provisions of ASC 260, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  Dilution from potential common shares outstanding at December 31, 2019 and 2018 was $0 and $0 per share, respectively.

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

The following table presents the calculation of basic and diluted net income per common share:

	Years Ended December 31,
	2019	2018
Net income	$625,826	$217,164
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	58,329
Weighted average shares-diluted	2,454,116	2,512,445
Net income per share-basic	$.26	$.09
Net income per share-diluted	$.26	$.09
Antidilutive employee stock options	—	—

4.  STOCKHOLDERS' EQUITY

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

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends.  Options to purchase 50,000 shares of stock at $6.00 apiece were granted in 2017 with vesting conditioned on meeting performance standards. In accordance with the terms of the grant, the number of options was reduced to 25,000 on December 31, 2019. Options to purchase 3,000 shares at $5.51 apiece were granted in 2019 and are fully vested.

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

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended December 31, 2019 and 2018 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2017	60,000	$5.39
Granted	—	—
Exercised	—	—
Forfeited/expired	(10,000)	—
BALANCE AT DECEMBER 31, 2018	50,000	$6.00
Granted	3,000
Exercised	—	—
Forfeited/expired	(25,000)	—
BALANCE AT DECEMBER 31, 2019	28,000	$5.95

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2019:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$6.00	25,000	2.75	$6.00	—	—
$5.51	3,000	4.58	$5.51	3,000	$5.51

The exercise price of all options granted through December 31, 2019 has been equal to or greater than the fair market value as of the date of grant, as determined by the Board.  As of December 31, 2019, 115,300 options for our common stock remain available for grant under the 2013 Plan.

Options to purchase 50,000 shares of stock at $8.83 apiece were granted during the year ended December 31, 2016. These options were forfeited and replaced with options to purchase 50,000 shares of stock at $6.00 apiece in 2018 in conjunction with the amendment of an employment agreement. In accordance with the terms of the grant, the number of options was reduced to 25,000 on December 31, 2019. Vesting of these options is subject to performance achieved during the years ending December 31, 2020 and 2021.   The provisions of ASC 718-10-55 require the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values.  Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model.  The BSM option pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk free interest rate and expected dividends.  For the options granted in 2019, the pricing model assumptions were: risk-free interest rate 1.84%, expected life 5 years, expected volatility 22%, expected dividend rate 0%. Applying these assumptions resulted in a fair value of $3,846, all of which was charged against operations with a corresponding credit to capital. Total share-based compensation cost for the year ended December 31, 2019 was $5,658 and $17,469 for the year ended December 31, 2018.

No options were exercised during the years ended December 31, 2019 and 2018.

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

Year	Amount
2020	$45,964
2021	48,021
2022	50,005
2023	52,072
2024	1,178,528
Total	1,374,590
Less financing cost	(5,244)
Net term loan payable	1,369,346
Less current portion	(44,879)
Long term portion	$1,324,467

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of December 31, 2019 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $2,045,455 at December 31, 2019.

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

6.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2018, and bears interest at a rate equal to the LIBOR daily floating rate of 2.39238% and 1.4375% on December 31, 2019 and 2018, respectively, plus 2.5%.  The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2020.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of December 31, 2019 and December 31, 2018.

7.  INCOME TAXES

We account for income taxes under ASC 740, which requires the use of the liability method.  ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  We had a Federal General Business Credit carryover available for 2019 of $69,603, of which we used $68,247, leaving a carryover available for 2020 of $1,356.

Our income tax provision is summarized below:

Years Ended	December 31, 2019	December 31, 2018
Current:
Federal	$33,051	$12,985
State	35,274	17,787
Total current	68,325	30,772
Deferred:
Federal	(5,563)	(10,929)
State	(1,226)	(2,410)
Total deferred	(6,789)	(13,339)
Total	$61,536	$17,433

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	December 31, 2019	December 31, 2018
Federal statutory rate	$144,346	$49,265
Effect of:
State taxes, net of federal tax benefit	(34,048)	(15,377)
Research & development credit	(124,154)	(63,954)
Other	75,392	47,499
Total	$61,536	$17,433

The components of the deferred tax asset are as follows:

	Years Ended December 31,
	2019	2018
Current Deferred Tax Assets:
Bad debt reserve	$7,689	$7,689
Inventory reserve	35,882	30,756
Accrued vacation	18,241	17,610
Deferred income	13,312	13,562
Warranty reserve	11,534	10,252
Total deferred tax assets	$86,658	$79,869

Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before 2016 or state examinations for years before 2015.

8.  LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at December 31, 2019 or December 31, 2018, and therefore made no accruals for legal proceedings in either 2019 or 2018.

9.  MAJOR CUSTOMERS/SUPPLIERS

We depend on sales that are generated from our customers' ongoing usage of alcohol testing instruments.

One customer contributed 8% ($622,563) to our product sales in 2019, a second customer contributed 6% ($484,607), a third customer contributed 5% ($379,938), and no other customer contributed more than 3%. One customer contributed 7% ($630,644) to our total sales in 2018, a second customer contributed 5% ($401,228), a third customer contributed 4% ($346,259), and no other customer contributed more than 3%.  In making this determination, we considered the federal government, state governments, local governments, and foreign governments each as a single customer.

In 2019, we depended upon three vendors for approximately 24% of our purchases (three vendors and 23% respectively in 2018).

10.  DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We have adopted a 401(k) Profit Sharing Plan ("401(k) Plan") which covers all full-time employees who have completed 3 months of full-time continuous service and are age eighteen or older. Participants may defer up to 100% of their gross pay up to 401(k) Plan limits.  Participants are immediately vested in their contributions.  We make monthly discretionary matching contributions of 3% of the total payroll of the participating employees.  In 2019 and 2018 we contributed $54,669 and $53,268 respectively.  The participants vest in Company contributions based on years of service, with a participant fully vested after six years of credited service.

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

The following sets forth information about the operations of the business segments for the years ended December 31, 2019 and 2018.

	2019	2018
Product sales	$8,251,570	$8,104,003
Royalties	411,111	247,765
Products subtotal	8,662,681	8,351,768
Rentals	89,142	85,886
Total	$8,751,823	$8,437,654

Gross profit:
Product sales	$3,493,665	$3,547,903
Royalties	411,111	247,765
Products subtotal	3,904,776	3,795,668
Rentals	31,227	13,583
Total	$3,936,003	$3,809,251

Interest expense:
Product sales	$36,743	$33,582
Royalties	—	—
Products subtotal	36,743	33,582
Rentals	21,059	28,068
Total	$57,802	$61,650

Net income (loss) before taxes:
Product sales	$266,083	$1,317
Royalties	411,111	247,765
Products subtotal	677,194	249,082
Rentals	10,168	(14,485)
Total	$687,362	$234,597

There were no intersegment revenues.

At December 31, 2019, $616,183 of our assets were used in the Rentals segment, with the remainder, $8,408,504, used in the Products and unallocated segments.

Future rental income and related expenses will depend on whether existing leases are renewed. Minimum base rents for leases in place at December 31, 2019 are scheduled to be $33,178 in 2020 and $0 in 2021.

12.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements, except for the following.

On March 1, 2020 we granted 110,500 options to key employees, including 3,000 options to directors, which have a term of 5 years, and which are immediately and fully vested. Under ASC 718, the value of each stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Cumulative compensation cost recognized in net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of compensation expense in the period of forfeiture. The volatility of the stock is based on a comparable public company's historical volatility since our stock is rarely traded.  Fair value computations are highly sensitive to the volatility factor; the greater the volatility, the higher the computed fair value of options granted. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility.

The factors used to estimate the value of the revised option grant on March 1, 2020 and the resulting fair market value, are as follows.

Stock price	$3.80
Exercise price per share	$3.80
Original term (years)	5
Volatility	23.00%
Annual rate of quarterly dividends	None
Risk free interest rate	.88%
Fair market value of options	$92,698

The above fair market value of these options will be a charge to our statement of income, with an offsetting credit to capital, for the quarter ending March 31, 2020.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the "Exchange Act").  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Internal Control over Financial Reporting

(a)	Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2014.  Based on our evaluation under the framework in Internal Control-Integrated Framework issued by the COSO in 2014, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

(c)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2019.

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2019.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	28,000	$5.95	115,300
Equity compensation plans not approved by security holders	-	-	-
Total	28,000	$5.95	115,300

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2019.

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2019.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our financial statements are provided under Item 8 of this Annual Report.

(b) The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated as of March 8, 2018, by and among Lifeloc Technologies, Inc., Integrated Monitoring Systems, LLC, and Track Group Inc. (5)
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
3.12	Amended and Restated Bylaws of Lifeloc Technologies, Inc., dated as of March 31, 2017 (4)
4.1	Form of Certificate representing Common Stock (1)
10.1	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.2	Form of Standard Distribution Agreement (1)
10.3	Loan Agreement with Bank of America (Term Loan), dated October 29, 2014 (3)
10.4	Deed of Trust with Bank of America, dated October 29, 2014 (3)
10.5	Security Agreement with Bank of America, dated October 29, 2014 (3)
10.6	Loan Agreement with Bank of America (Line of Credit), dated October 29, 2014 (3)
10.7	Amendment No. 3 to Loan Agreement dated May 15, 2018 (6)
10.8†	2013 Stock Option Plan (2)
10.9†	Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated October 5, 2018 (7)
23.1*	Consent of Causey Demgen & Moore P.C. (contained in Item 8. Financial Statements and Supplementary Data - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018, in this Annual Report)
31.1*	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2*	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

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

Dated: March 24, 2020

LIFELOC TECHNOLOGIES, INC.

By:	/s/ Wayne R. Willkomm
Wayne R. Willkomm, Ph.D.
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne R. Willkomm	March 24, 2020
Wayne R. Willkomm, Ph.D.
Chief Executive Officer and President (Principal Executive Officer) Director

/s/ Vern D. Kornelsen	March 24, 2020
Vern D. Kornelsen
Chief Financial Officer (Principal Financial Officer) Director

/s/ Kristie L. LaRose	March 24, 2020
Kristie L. LaRose Controller (Principal Accounting Officer)

/s/ Robert Greenlee	March 24, 2020
Robert Greenlee Director
/s/ Michael J. Kornelsen	March 24, 2020
Michael J. Kornelsen, D.M.A. Director

/s/ Donald E. Siecke	March 24, 2020
Donald E. Siecke Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated as of March 8, 2018, by and among Lifeloc Technologies, Inc., Integrated Monitoring Systems, LLC, and Track Group Inc. (5)
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
3.12	Amended and Restated Bylaws of Lifeloc Technologies, Inc., dated as of March 31, 2017 (4)
4.1	Form of Certificate representing Common Stock (1)
10.1	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.2	Form of Standard Distribution Agreement (1)
10.3	Loan Agreement with Bank of America (Term Loan), dated October 29, 2014 (3)
10.4	Deed of Trust with Bank of America, dated October 29, 2014 (3)
10.5	Security Agreement with Bank of America, dated October 29, 2014 (3)
10.6	Loan Agreement with Bank of America (Line of Credit), dated October 29, 2014 (3)
10.7	Amendment No. 3 to Loan Agreement dated May 15, 2018 (6)
10.8†	2013 Stock Option Plan (2)
10.9†	Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated October 5, 2018 (7)
23.1*	Consent of Causey Demgen & Moore P.C. (contained in Item 8. Financial Statements and Supplementary Data - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018, in this Annual Report)
31.1*	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2*	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

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