Form 10-Q
period 2020-03-31
Lifeloc Technologies, Inc
filed 2020-05-13
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at May 12, 2020)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LCTC	N/A

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2020

INDEX

Page
Number

PART I. FINANCIAL INFORMATION	3

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

Condensed Balance Sheets as of March 31, 2020 (Unaudited) and December 31, 2019	3
Condensed Statements of Income (Unaudited) for the three months ended March 31, 2020 and 2019	4
Condensed Statements of Stockholders' Equity (Unaudited) for the three months ended March 31, 2020 and 2019	5
Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2020 and 2019	6
Notes to Condensed Financial Statements (Unaudited)	7

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4 CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION	22

ITEM 1 LEGAL PROCEEDINGS	21

ITEM 1A RISK FACTORS

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3 DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4 MINE SAFETY DISCLOSURES	21

ITEM 5 OTHER INFORMATION	21

ITEM 6 EXHIBITS	22

SIGNATURES	23

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.

Condensed Balance Sheets

ASSETS
	March 31,
	2020	December 31,
CURRENT ASSETS:	(Unaudited)	2019
Cash	$2,913,332	$3,185,996
Accounts receivable, net	638,038	641,239
Inventories, net	2,236,331	1,986,299
Income taxes receivable	41,305	6,750
Prepaid expenses and other	139,772	18,857
Total current assets	5,968,778	5,839,141

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	976,621	976,621
Training courses	432,375	432,375
Office equipment, software and space modifications	218,074	208,986
Sales and marketing equipment and space modifications	232,600	232,600
Research and development equipment, software and space modifications	172,429	172,429
Less accumulated depreciation	(2,053,197)	(1,959,541)
Total property and equipment, net	2,795,077	2,879,645

OTHER ASSETS:
Patents, net	160,823	145,323
Deposits and other	74,027	74,027
Deferred taxes	96,007	86,658
Total other assets	330,857	306,008

Total assets	$9,094,712	$9,024,794

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$480,361	$261,798
Term loan payable, current portion	45,494	44,879
Customer deposits	184,332	214,031
Accrued expenses	319,366	290,458
Deferred revenue, current portion	42,849	45,874
Reserve for warranty expense	46,000	45,000
Total current liabilities	1,118,402	902,040

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,312,732	1,324,467

DEFERRED REVENUE, net of current portion	4,552	6,066
Total liabilities	2,435,686	2,232,573

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,635,415	4,603,304
Retained earnings	2,023,611	2,188,917
Total stockholders' equity	6,659,026	6,792,221

Total liabilities and stockholders' equity	$9,094,712	$9,024,794

See accompanying notes

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Unaudited)

	Three Months Ended March 31,
REVENUES:	2020	2019
Product sales	$1,937,866	$1,970,101
Royalties	59,281	72,838
Rental income	21,189	25,822
Total	2,018,336	2,068,761

COST OF SALES	1,240,260	1,136,559

GROSS PROFIT	778,076	932,202

OPERATING EXPENSES:
Research and development	296,897	245,799
Sales and marketing	326,564	316,383
General and administrative	356,887	325,175
Total	980,348	887,357

OPERATING INCOME (LOSS)	(202,272)	44,845

OTHER INCOME (EXPENSE):
Interest income	7,176	9,422
Interest expense	(14,131)	(14,423)
Total other income (expense)	(6,955)	(5,001)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	(209,227)	39,844

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	43,921	(8,880)

NET INCOME (LOSS)	$(165,306)	$30,964

NET INCOME (LOSS) PER SHARE, BASIC	$(0.07)	$0.01

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.07)	$0.01

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,504,116

See accompanying notes

Lifeloc Technologies, Inc.

Statements of Stockholders' Equity (Unaudited)

	Three Months Ended March 31,
Total stockholders' equity, beginning balances	$6,792,221	$6,160,737

Common stock (no shares issued during periods):
Beginning balances	4,603,304	4,597,646
Stock based compensation expense related
to stock options	32,111	2,162
Ending balances	4,635,415	4,599,808

Retained earnings:
Beginning balances	2,188,917	1,563,091
Net income (loss)	(165,306)	30,964
Ending balances	2,023,611	1,594,055

Total stockholders' equity, ending balances	$6,659,026	6,193,863

See accompanying notes

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2020	2019
Net income (loss)	$(165,306)	$30,964
Adjustments to reconcile net income (loss) to net cash
provided from (used in) operating activities-
Depreciation and amortization	97,199	103,047
Provision for doubtful accounts, net change	2,000	—
Provision for inventory obsolescence, net change	36,765	—
Deferred taxes, net change	(9,349)	(54,608)
Reserve for warranty expense, net change	1,000	—
Stock based compensation expense related to
stock options	32,111	2,162
Changes in operating assets and liabilities-
Accounts receivable	1,201	127,128
Inventories	(286,797)	(383,133)
Income taxes receivable	(34,555)	55,107
Prepaid expenses and other	(120,915)	(99,989)
Deposits and other	—	86,485
Accounts payable	218,563	310,840
Customer deposits	(29,699)	2,248
Accrued expenses	28,908	(34,254)
Deferred revenue	(4,539)	4,544
Net cash provided from (used in)
operating activities	(233,413)	150,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,088)	(128,614)
Patent filing expense	(18,772)	—
Net cash (used in) investing activities	(27,860)	(128,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(11,391)	(11,101)
Net cash (used in) financing
activities	(11,391)	(11,101)

NET INCREASE (DECREASE) IN CASH	(272,664)	10,826

CASH, BEGINNING OF PERIOD	3,185,996	2,788,327

CASH, END OF PERIOD	$2,913,332	$2,799,153

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$13,860	$14,152

Cash paid for income tax	$20,063	$—

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of March 31, 2020 and December 31, 2019, and the results of operations and cash flows for the quarter ended March 31, 2020.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2019 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At March 31, 2020 and December 31, 2019, inventory consisted of the following:

	2020	2019
Raw materials & deposits	$1,808,760	$1,601,354
Work-in-process	21,053	32,006
Finished goods	583,283	492,939
Total gross inventories	2,413,096	2,126,299
Less reserve for obsolescence	(176,765)	(140,000)
Total net inventories	$2,236,331	$1,986,299

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below for the three months ended March 31, 2020 and March 31, 2019.

Product sales:	2020	2019
Product sales and supplies	$1,767,140	$1,800,783
Training, certification and data recording	148,182	146,496
Service plans and equipment rental	22,544	22,822
Products subtotal	1,937,866	1,970,101
Royalties	59,281	72,838
Building rentals	21,189	25,822
Total revenues	$2,018,336	$2,068,761

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

Recent Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not expect them to have a material effect on our financial statements.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2020 and 2019 was $32,111 and $2,162 respectively. These amounts consist of stock-based compensation expenses from grants of employee stock options which are allocated to General and Administrative Expense when incurred.

Segment Reporting.   We have concluded that we have two operating segments, including our primary business which is as a developer, manufacturer, lessor and marketer of portable hand-held breathalyzers and related accessories, supplies, education, training and royalties from development contracts.  As a result of purchasing our building on October 31, 2014, we have a second business segment consisting of renting portions of our building to existing tenants, whose leases expire at various times until April 30, 2021.

3.  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

We report both basic and diluted net income (or loss) per common share.  Basic net income (loss) per common share is computed by dividing net income (or loss) for the period by the weighted average number of common shares outstanding for the period.  Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. The shares used in the calculation of dilutive potential common shares exclude options to purchase shares in loss periods since they are anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per common share for three months ended March 31, 2020 and March 31, 2019:

	2020	2019
Net income (loss)	$(165,306)	$30,964
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	50,000
Weighted average shares-diluted	2,454,116	2,504,116
Net income (loss) per share-basic	$(0.07)	$0.01
Net income (loss) per share-diluted	$(0.07)	$0.01
Antidilutive employee stock options	—	—

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2020:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$6.00	12,500	2.25	$6.00	—	—
$5.51	3,000	4.33	$5.51	3,000	$5.51
$3.80	32,698	4.92	$3.80	92,698	$3.80

The exercise price of all options granted through March 31, 2020 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued.

We granted 50,000 options to an officer in January of 2016, which vested based on the achievement of certain performance conditions. These options were cancelled and reissued in an amendment on October 1, 2017. Of the 50,000 granted options, 25,000 expired without vesting on December 31, 2019 and 12,500 expired without vesting on March 31, 2020. Vesting of the remaining 12,500 options is subject to performance achieved during the years ending December 31, 2020 and 2021.

An additional total of 110,500 options were granted during the three months ended March 31, 2020, 48,000 of which were granted to two officers and three directors. Out of that 48,000, the officers were granted 37,500 and 7,500 and the directors were granted 1,000 each. These options vested immediately upon granting. No options were exercised during the three months ended March 31, 2020 or during the three months ended March 31, 2019.

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

2020	$34,572
2021	48,021
2022	50,005
2023	52,072
2024	1,178,528
Total	1,363,198
Less financing cost	(4,972)
Net term loan payable	1,358,226
Less current portion	(45,494)
Long term portion	$1,312,732

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of March 31, 2020 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $2,050,179 at March 31, 2020.

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

6.  LINE OF CREDIT

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2018, and bears interest at a rate equal to the LIBOR daily floating rate of .12088% and 2.382% on March 31, 2020 and 2019, respectively, plus 2.5%.  The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2020.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of March 31, 2020 and December 31, 2019.

 7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for (benefit from) income taxes consists of the following:

	Three Months Ended
	March 31, 2020	March 31, 2019
Federal statutory rate	$(43,938)	$8,367
Effect of:
State taxes, net of federal tax benefit	8,181	(2,634)
Estimated research and development credits	—	(3,073)
Other	(8,164)	6,220
Total	$(43,921)	$8,880

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

The following sets forth information about the operations of the business segments for the three months ended March 31, 2020 and 2019.

	2020	2019
Product sales	$1,937,866	$1,970,101
Royalties	59,281	72,838
Products subtotal	1,997,147	2,042,939
Rentals	21,189	25,822
Total	$2,018,336	$2,068,761

Gross profit:
Product sales	$714,294	$850,237
Royalties	59,281	72,838
Products subtotal	773,575	923,075
Rentals	4,501	9,127
Total	$778,076	$932,202

Interest expense:
Product sales	$9,280	$8,262
Royalties	—	—
Products subtotal	9,280	8,262
Rentals	4,851	6,161
Total	$14,131	$14,423

Net income (loss) before taxes:
Product sales	$(268,158)	$(35,960)
Royalties	59,281	72,838
Products subtotal	(208,877)	36,878
Rentals	(350)	2,966
Total	$(209,227)	$39,844

There were no intersegment revenues.

At March 31, 2020, $616,183 of our assets were used in the Rentals segment, with the remainder, $8,478,529, used in the Products and unallocated segments.

9.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements, except as follows.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allocated $350 billion to help small businesses keep workers employed amid the pandemic and economic downturn. Known as the Paycheck Protection Program (“PPP”), the initiative provides federally guaranteed loans to small businesses.  A portion or all of these loans may be forgiven if borrowers comply with certain PPP guidelines including spending the funds on authorized expenses and maintaining their payrolls during the crisis or restore their payrolls afterward. On May 4, 2020, the Company received a $465,097 loan under the PPP (the “PPP Loan”). The PPP Loan has a two-year term, a maturity date of May 3, 2022, and an interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan note contains events of default and other provisions customary for a loan of this type. The PPP provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the entire PPP Loan amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the U.S. Small Business Administration may adopt. While the Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness under the Paycheck Protection Program, no assurance is provided that the Company will obtain forgiveness of the Note in whole or in part.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans" or "anticipates" or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled "Risk Factors" in our December 31, 2019 Form 10-K.

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

Testers for Drugs of Abuse

In August 2016, we entered into an exclusive patent license agreement with Sandia Corporation, Albuquerque, NM, pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  Sandia Corporation developed a prototype using the SpinDx™ technology under our Cooperative Research and Development Agreement. We received the prototype in 2018 and are now commercializing the device. The SpinDx™ platform has the potential to improve real-time screening for a panel of high-abuse drugs, with the ability to efficiently and quantitatively measure relatively low concentrations of drugs such as cocaine, heroin, methamphetamine, fentanyl and other high-abuse drugs.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites, an important step in establishing impairment.  We completed the upgrade of our base breathalyzer platform in 2019 (the LX9), and we remain committed to combining it with the SpinDx™ technology. Our goal is to use this combination to develop a THC breathalyzer.  There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product ("R.A.D.A.R.®") from Track Group, Inc. ("TRCK") for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence.  We essentially completed improving the manufacturability of R.A.D.A.R.® devices in Q1 of 2020, with final testing and sales to commence in Q2.

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

Results of Operations

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Net sales. Our product sales for the quarter ended March 31, 2020 were $1,937,866, a decrease of 2% from $1,970,101 for the quarter ended March 31, 2019.  This decrease is primarily attributable to a decrease in demand, which is impacted by Covid-19.  When royalties of $59,281 and rental income of $21,189 are included, total revenues of $2,018,336 decreased by $50,425, or 2%, for the quarter ended March 31, 2020 when compared to the same quarter a year ago. Product sales and royalties are expected to continue to decline in Q2 as a continuing result of the Covid-19 impact.

Gross profit.   Our total gross profit for the three months ended March 31, 2020 of $778,076 represented a decrease of 17% from total gross profit of $932,202 for the same period a year earlier. This decrease is primarily as a result of decreased sales volume, as well as decreased royalties and rental income.  Cost of product sales increased from $1,119,864 in Q1 of 2019 to $1,223,572 in Q1 of 2020, or 1%, primarily as a result of decreased sales volume and fixed production overhead.  Gross profit margin on products went from 43% in Q1 of 2019 to 37% in Q1 of 2020, also as a result of reduced sales volume.

Research and development expenses.  Our research and development expenses were $296,897 for the quarter ended March 31, 2020, representing an increase of 21% over the $245,799 in the same quarter a year ago.  This increase resulted mostly from adding personnel and increased compensation, along with higher payments to outside vendors in connection with the work needed to upgrade and re-launch R.A.D.A.R.®

Sales and marketing expenses.   Our sales and marketing expenses of $326,564 for the quarter ended March 31, 2020 were relative unchanged from the $316,383 for the quarter ended March 31, 2019.

General and administrative expenses.   Our general and administrative expenses of $356,887 for the quarter ended March 31, 2020 increased over the same period a year ago by $31,712 or 10%, mostly attributable to stock-based compensation expense related to stock options granted during the current quarter.

Other income (expense).  Our other income consisted of interest income of $7,176 in the quarter ended March 31, 2020, which decreased over the $9,422 in the same quarter a year ago, mostly as the result of decreased yield on cash available for investment in Q1 of 2020.  Our interest expense of $14,131 in the current quarter over $14,423 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income (loss).   We realized a net loss of $165,306 for the quarter ended March 31, 2020 compared to net income of $30,964 for the quarter ended March 31, 2019.  This decrease of $196,270 was the result of the changes in gross profit and operating expenses discussed above, offset in part by a reduction of income taxes of $52,801.

Trends and Uncertainties That May Affect Future Results

Revenues in the first quarter of 2020 were lower compared to revenues in 2019 as a result of the Covid-19 pandemic and related governmental orders.  We believe this situation will continue into Q2, although the re-launch of R.A.D.A.R.® late in Q1 may offset this to some extent.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2017), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (increased to $500,000 in 2016, and again to $750,000 in 2017) from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. As of March 31, 2020, this credit facility had not been used.

Equipment and software purchased during the quarter ended March 31, 2020 were $9,088, compared to $115,995 in the same period a year ago.  Building improvements during the quarter ended March 31, 2019 were $12,619, compared to none in the quarter ended March 31, 2020. We filed patent applications at a cost to us of $18,772 in the first quarter of 2020 and $0 in the first quarter of 2019.

As of March 31, 2020, cash was $2,913,331, accounts receivable were $638,038 and current liabilities were $1,118,402 resulting in a net liquid asset amount of $2,432,968.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended March 31, 2020 and for the quarter ended March 31, 2019, warranty costs were not deemed significant.

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

We have concluded that we have two operating segments, including our primary business which is as a developer, manufacturer, lessor and marketer of portable hand-held breathalyzers and related accessories, supplies, education, training and royalties from development contracts and a second segment consisting of renting portions of our building to existing tenants.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ''Risk Factors'' in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the three months ended March 31, 2020 or during the three months ended March 31, 2019.  There were no sales of equity securities during the three months ended March 31, 2020 or during the three months ended March 31, 2019.

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

LIFELOC TECHNOLOGIES, INC.

May 13, 2020	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

May 13, 2020	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	First Amended and Restated Employment Agreement dated January 25, 2019 by and between Lifeloc Technologies, Inc. and Wayne Willkomm, Ph.D. (incorporated by reference to our Current Report on Form 8-K filed on January 25, 2019
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document