Form 10-Q/A
period 2020-03-31
Lifeloc Technologies, Inc
filed 2020-07-08
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number     000-54319

LIFELOC TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1053680
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12441 West 49th Ave., Unit 4

Wheat Ridge, Colorado  80033

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

EXPLANATORY NOTE

Lifeloc Technologies, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2020 (the “10-Q”). This Amendment is being filed solely to amend and replace the certification of the Company’s chief executive officer included as Exhibit 31.1 to the 10-Q and in connection therewith, to amend the Index to Exhibits therein.

No attempt has been made in this Amendment to modify or update the disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the 10-Q (i.e., those events occurring after May 13, 2020) or modify or update those disclosures that may be affected by subsequent events.

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

LIFELOC TECHNOLOGIES, INC.

July 8, 2020	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

July 8, 2020	By:	/s/ Kristie L. LaRose
Date		Kristie L. LaRose
Vice President of Finance and Administration (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	First Amended and Restated Employment Agreement dated January 25, 2019 by and between Lifeloc Technologies, Inc. and Wayne Willkomm, Ph.D. (incorporated by reference to our Current Report on Form 8-K filed on January 25, 2019
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document