Form 10-Q
period 2020-06-30
Lifeloc Technologies, Inc
filed 2020-08-13
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(303) 431-9500

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  x☐   No  ☒*

* The registrant is a voluntary filer of reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, and has filed all such reports during the preceding 12 months.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at August 7, 2020)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LCTC	N/A

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended June 30, 2020

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.

Condensed Balance Sheets

ASSETS
	June 30,
	2020	December 31,
CURRENT ASSETS:	(Unaudited)	2019
Cash	$2,625,098	$3,185,996
Accounts receivable, net	539,672	641,239
Inventories, net	2,430,448	1,986,299
Income taxes receivable	153,557	6,750
Prepaid expenses and other	107,777	18,857
Total current assets	5,856,552	5,839,141

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	976,621	976,621
Training courses	432,375	432,375
Office equipment, software and space modifications	218,074	208,986
Sales and marketing equipment and space modifications	232,600	232,600
Research and development equipment, software and space modifications	172,429	172,429
Less accumulated depreciation	(2,144,016)	(1,959,541)
Total property and equipment, net	2,704,258	2,879,645

OTHER ASSETS:
Patents, net	157,619	145,323
Deposits and other	132,850	74,027
Deferred taxes	98,174	86,658
Total other assets	388,643	306,008

Total assets	$8,949,453	$9,024,794

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$358,482	$261,798
Term loan payable, current portion	45,966	44,879
Paycheck Protection loan payable	465,097	—
Customer deposits	166,080	214,031
Accrued expenses	210,484	290,458
Deferred revenue, current portion	44,409	45,874
Reserve for warranty expense	45,000	45,000
Total current liabilities	1,335,518	902,040

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,301,023	1,324,467

DEFERRED REVENUE, net of current portion	3,166	6,066
Total liabilities	2,639,707	2,232,573

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,635,727	4,603,304
Retained earnings	1,674,019	2,188,917
Total stockholders' equity	6,309,746	6,792,221

Total liabilities and stockholders' equity	$8,949,453	$9,024,794

See accompanying notes

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Unaudited)

	Three Months Ended June 30,
REVENUES:	2020	2019
Product sales	$1,265,698	$2,166,634
Royalties	32,851	150,146
Rental income	21,489	20,942
Total	1,320,038	2,337,722

COST OF SALES	991,969	1,182,588

GROSS PROFIT	328,069	1,155,134

OPERATING EXPENSES:
Research and development	182,485	243,369
Sales and marketing	274,780	315,539
General and administrative	324,041	295,618
Total	781,306	854,526

OPERATING INCOME (LOSS)	(453,237)	300,608

OTHER INCOME (EXPENSE):
Interest income	3,242	7,850
Interest expense	(14,016)	(14,468)
Total	(10,774)	(6,618)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	(464,011)	293,990

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	114,419	(75,270)

NET INCOME (LOSS)	$(349,592)	$218,720

NET INCOME (LOSS)PER SHARE, BASIC	$(0.14)	$0.09

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.14)	$0.09

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

See accompanying notes

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Unaudited)

	Six Months Ended June 30,
REVENUES:	2020	2019
Product sales	$3,203,564	$4,136,735
Royalties	92,132	222,984
Rental income	42,678	46,764
Total	3,338,374	4,406,483

COST OF SALES	2,232,229	2,319,147

GROSS PROFIT	1,106,145	2,087,336

OPERATING EXPENSES:
Research and development	479,382	489,168
Sales and marketing	601,344	631,922
General and administrative	680,928	620,793
Total	1,761,654	1,741,883

OPERATING INCOME (LOSS)	(655,509)	345,453

OTHER INCOME (EXPENSE):
Interest income	10,418	17,272
Interest expense	(28,147)	(28,891)
Total	(17,729)	(11,619)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	(673,238)	333,834

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	158,340	(84,150)

NET INCOME (LOSS)	$(514,898)	$249,684

NET INCOME (LOSS) PER SHARE, BASIC	$(0.20)	$0.10

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.20)	$0.10

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

See accompanying notes

Lifeloc Technologies, Inc.

Condensed Statements of Stockholders' Equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total shareholders' equity, beginning balances	$6,659,026	$6,193,863	$6,792,221	$6,160,737

Common stock (no shares issued during periods):
Beginning balances	4,635,415	4,599,808	4,603,304	4,597,646
Stock based compensation expense related
to stock options	312	1,059	32,423	3,221
Ending balances	4,635,727	4,600,867	4,635,727	4,600,867

Retained earnings:
Beginning balances	2,023,611	1,594,055	2,188,917	1,563,091
Net income (loss)	(349,592)	218,720	(514,898)	249,684
Ending balances	1,674,019	1,812,775	1,674,019	1,812,775

Total shareholders' equity, ending balances	$6,309,746	$6,413,642	$6,309,746	$6,413,642

See accompanying notes

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2020	2019
Net income (loss)	$(514,898)	$249,684
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities-
Depreciation and amortization	191,493	207,725
Provision for doubtful accounts, net change	5,000	—
Provision for inventory obsolescence, net change	42,265	7,500
Deferred taxes, net change	(11,516)	(7,616)
Stock based compensation expense related to
stock options	32,423	3,221
Changes in operating assets and liabilities-
Accounts receivable	96,567	(230,626)
Inventories	(486,414)	(662,940)
Income taxes receivable	(146,807)	90,629
Prepaid expenses and other	(88,920)	(94,426)
Deposits and other	(58,823)	62,883
Accounts payable	96,684	109,760
Customer deposits	(47,951)	120,330
Accrued expenses	(79,974)	24,770
Deferred revenue	(4,365)	16,657
Net cash (used in)
operating activities	(975,236)	(102,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,088)	(128,614)
Patent filing expense	(18,772)	—
Net cash (used in) investing activities	(27,860)	(128,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(22,899)	(22,156)
Proceeds from Paycheck Protection loan	465,097	—
Net cash provided from (used in)
financing activities	442,198	(22,156)

NET (DECREASE) IN CASH	(560,898)	(253,219)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,185,996	2,788,327

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,625,098	$2,535,108

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$27,605	$28,349

Cash paid for income tax	$20,063	$—

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of June 30, 2020 and December 31, 2019, and the results of operations and cash flows for the three and six month periods ended June 30, 2020 and 2019.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2019 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At June 30, 2020 and December 31, 2019, inventory consisted of the following:

	2020	2019
Raw materials & deposits	$2,024,766	$1,601,354
Work-in-process	37,159	32,006
Finished goods	550,788	492,939
Total gross inventories	2,612,713	2,126,299
Less reserve for obsolescence	(182,265)	(140,000)
Total net inventories	$2,430,448	$1,986,299

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
Product sales:	2020	2019
Product sales and supplies	$1,131,928	$1,956,028
Training, certification and data recording	116,709	181,313
Service plans and equipment rental	17,061	29,293
Products subtotal	1,265,698	2,166,634
Royalties	32,851	150,146
Building rentals	21,489	20,942
Total revenues	$1,320,038	$2,337,722

	Six Months Ended June 30,
Product sales:	2020	2019
Product sales and supplies	$2,899,068	$3,756,811
Training, certification and data recording	264,891	327,809
Service plans and equipment rental	39,605	52,115
Products subtotal	3,203,564	4,136,735
Royalties	92,132	222,984
Building rentals	42,678	46,764
Total revenues	$3,338,374	$4,406,483

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2020 and 2019 was $312 and $0 respectively, and for the six months ended June 30, 2020 and 2019 it was $32,423 and $3,221 respectively. These amounts consist of stock-based compensation expenses from grants of employee stock options which are allocated to General and Administrative Expense when incurred.

Segment Reporting.   We have concluded that we have two operating segments, including our primary business which is as a developer, manufacturer, lessor and marketer of portable hand-held breathalyzers and related accessories, supplies, education, training and royalties from development contracts.  As a result of purchasing our building on October 31, 2014, we have a second business segment consisting of renting portions of our building to existing tenants, whose leases expire at various times until June 30, 2023.

3.  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

We report both basic and diluted net income (or loss) per common share.  Basic net income (or loss) per common share is computed by dividing net income (or loss) for the period by the weighted average number of common shares outstanding for the period.  Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. The shares used in the calculation of dilutive potential common shares exclude options to purchase shares in loss periods since they are anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per common share for three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Net income (loss)	$(349,592)	$218,720
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$(0.14)	$0.09
Net income (loss) per share-diluted	$(0.14)	$0.09
Contingently vesting employee stock options	12,500	50,000

	Six Months Ended June 30,
	2020	2019
Net income (loss)	$(514,898)	$249,684
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$(0.20)	$0.10
Net income (loss) per share-diluted	$(0.20)	$0.10
Contingently vesting employee stock options	12,500	50,000

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at June 30, 2020:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$6.00	12,500	2.25	$6.00	—	—
$5.51	3,000	4.33	$5.51	3,000	$5.51
$3.80	92,698	4.67	$3.80	92,698	$3.80

 The exercise price of all options granted through June 30, 2020 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued.

We granted 50,000 options to an officer in January of 2016, which vested based on the achievement of certain performance conditions. These options were cancelled and reissued in an amendment on October 1, 2017. Of the 50,000 granted options, 25,000 expired without vesting on December 31, 2019 and 12,500 expired without vesting on June 30, 2020. Vesting of the remaining 12,500 options is subject to performance achieved during the years ending December 31, 2020 and 2021.

An additional total of 110,500 options were granted during the six months ended June 30, 2020, 48,000 of which were granted to two officers and three directors. Out of that 48,000, the officers were granted 37,500 and 7,500 and the directors were granted 1,000 each. These options vested immediately upon granting. No options were exercised during the six months ended June 30, 2020 or during the six months ended June 30, 2019.

The total number of authorized shares of common stock continues to be 50,000,000 with no change in the par value per share.

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

2020	$23,065
2021	48,021
2022	50,005
2023	52,071
2024	1,178,528
Total	1,351,690
Less financing cost	(4,701)
Net term loan payable	1,346,989
Less current portion	(45,966)
Long term portion	$1,301,023

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of June 30, 2020 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,628,450 at June 30, 2020.

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

6.  LINE OF CREDIT AND PAYCHECK PROTECTION LOAN

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2018, and bears interest at a rate equal to the LIBOR daily floating rate of .12088% and 2.382% on June 30, 2020 and 2019, respectively, plus 2.5%.  The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2021.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located.  There was no balance due on the line of credit as of June 30, 2020 and December 31, 2019.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allocated $350 billion to help small businesses keep workers employed amid the pandemic and economic downturn. Known as the Paycheck Protection Program (“PPP”), the initiative provides federally guaranteed loans to small businesses.  A portion or all of these loans may be forgiven if borrowers comply with certain PPP guidelines including spending the funds on authorized expenses and maintaining their payrolls during the crisis or restore their payrolls afterward. On May 4, 2020, the Company received proceeds of $465,097 from Bank of America under the PPP (the “PPP Loan”). The PPP Loan has a two-year term, a maturity date of May 3, 2022, and interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan note contains events of default and other provisions customary for a loan of this type. The PPP provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the entire PPP Loan amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act and subsequent legislation. The terms of potential forgiveness may also be subject to further requirements in any regulations and guidelines the U.S. Small Business Administration may adopt. While the Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness under the Paycheck Protection Program, no assurance is provided that the Company will obtain forgiveness of the Note in whole or in part.

7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for (benefit from) income taxes consists of the following:

	Three Months Ended June 30,
	2020	2019
Federal statutory rate	$(97,442)	$61,738
Effect of:
State taxes, net of federal tax benefit	21,469	(14,370)
Estimated research and development credits	—	(3,042)
Other	(38,446)	30,944
Total	$(114,419)	$75,270

	Six Months Ended June 30,
	2020	2019
Federal statutory rate	$(141,380)	$70,105
Effect of:
State taxes, net of federal tax benefit	29,650	(17,004)
Estimated research and development credits	—	(6,115)
Other	(46,610)	37,164
Total	$(158,340)	$84,150

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

The following sets forth information about the operations of the business segments for the three months ended June 30, 2020 and 2019.

	2020	2019
Product sales	$1,265,698	$2,166,634
Royalties	32,851	150,146
Products subtotal	1,298,549	2,316,780
Rentals	21,489	20,942
Total	$1,320,038	$2,337,722

Gross profit:
Product sales	$285,890	$1,000,472
Royalties	32,851	150,146
Products subtotal	318,741	1,150,618
Rentals	9,328	4,516
Total	$328,069	$1,155,134

Interest expense:
Product sales	$9,205	$9,499
Royalties	—	—
Products subtotal	9,205	9,499
Rentals	4,811	4,969
Total	$14,016	$14,468

Net income (loss) before taxes:
Product sales	$(501,379)	$144,297
Royalties	32,851	150,146
Products subtotal	(468,528)	294,443
Rentals	4,517	(453)
Total	$(464,011)	$293,990

The following sets forth information about the operations of the business segments for the six months ended June 30, 2020 and 2019.

	2020	2019
Product sales	$3,203,564	$4,136,735
Royalties	92,132	222,984
Products subtotal	3,295,696	4,359,719
Rentals	42,678	46,764
Total	$3,338,374	$4,406,483

Gross profit:
Product sales	$1,000,184	$1,850,709
Royalties	92,132	222,984
Products subtotal	1,092,316	2,073,693
Rentals	13,829	13,643
Total	$1,106,145	$2,087,336

Interest expense:
Product sales	$18,485	$17,761
Royalties	—	—
Products subtotal	18,485	17,761
Rentals	9,662	11,130
Total	$28,147	$28,891

Net income (loss) before taxes:
Product sales	$(769,537)	$108,337
Royalties	92,132	222,984
Products subtotal	(677,405)	331,321
Rentals	4,167	2,513
Total	$(673,238)	$333,834

There were no intersegment revenues.

At June 30, 2020, $616,183 of our assets were used in the Rentals segment, with the remainder, $8,333,270, used in the Products and unallocated segments.

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

In November 2019, we received approval from DOT for our LX9 and LT7 base unit alcohol breathalyzers. These units are versatile breathalyzers. They are readily configurable, are able to process different languages, are capable of a wide temperature testing range, and they feature an ambidextrous mouthpiece.

Testers for Drugs of Abuse

In August 2016, we entered into an exclusive patent license agreement with Sandia Corporation, Albuquerque, NM, pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  Sandia Corporation developed a prototype using the SpinDx™ technology under our Cooperative Research and Development Agreement. We received the prototype in 2018 and are now commercializing the device. The SpinDx™ platform has the potential to improve real-time screening for a panel of high-abuse drugs, with the ability to efficiently and quantitatively measure relatively low concentrations of drugs such as cocaine, heroin, methamphetamine, fentanyl and other high-abuse drugs.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites, an important step in differentiating current impairment from historical usage.  We completed the upgrade of our base breathalyzer platform in 2019 (the LX9), and we remain committed to combining it with the SpinDx™ technology. Our goal is to use this combination to develop a THC breathalyzer.  Earlier this year, we added to our expertise by hiring staff who bring skills highly relevant to the development of SpinDx. We believe these advances in our team’s expertise will better equip us in our attempts to introduce this important product by the end of 2021. There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product ("R.A.D.A.R.®") from Track Group, Inc. ("TRCK") for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence.  We essentially completed improving the manufacturability of R.A.D.A.R.® devices in Q2 of 2020, with final testing and sales and leasing to commence in Q3.

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

Real Property

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 14,412 square feet are occupied by us and 7,913 square feet are currently leased to two tenants under leases that expire at various times until June 30, 2023. We intend to continue to attempt to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in October 2024.

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

Results of Operations

For the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Net sales. Our product sales for the quarter ended June 30, 2020 were $1,265,698, a decrease of 42% from $2,166,634 for the quarter ended June 30, 2019.  This decrease is primarily attributable to a decrease in demand, which is impacted by Covid-19.  When royalties of $32,851 and rental income of $21,489 are included, total revenues of $1,320,038 decreased by $1,017,684, or 44%, for the quarter ended June 30, 2020 when compared to the same quarter a year ago. Product sales and royalties are expected to continue at this lower level in Q3 as a continuing result of the Covid-19 impact.

Gross profit.   Our total gross profit for the three months ended June 30, 2020 of $328,069 represented a decrease of 72% from total gross profit of $1,155,134 for the same period a year earlier. This decrease is primarily as a result of decreased sales volume, as well as decreased royalties. Cost of product sales decreased from $1,166,162 in Q2 of 2019 to $979,808 in Q2 of 2020, or 16%, primarily as a result of decreased sales volume and fixed production overhead.  Gross profit margin on products went from 46% in Q2 of 2019 to 29% in Q2 of 2020, also as a result of reduced sales volume.

Research and development expenses.  Our research and development expenses were $182,485 for the quarter ended June 30, 2020, representing a decrease of 25% over the $243,369 in the same quarter a year ago.  This decrease resulted mostly from lower payments to outside vendors in connection with the work needed to upgrade and re-launch R.A.D.A.R.® devices, and from a reclassification to cost of goods sold resulting from a contract development order.

Sales and marketing expenses.   Our sales and marketing expenses of $274,780 for the quarter ended June 30, 2020 were down 13% from the $315,539 for the quarter ended June 30, 2019, due to the lower sales volume and lower commissions.

General and administrative expenses.   Our general and administrative expenses of $324,041 for the quarter ended June 30, 2020 increased over the $295,618 in the same period a year ago, by $28,423, or 10%, mostly as a result of a one-time patent fee.

Other income (expense).  Our other income consisted of interest income of $3,242 in the quarter ended June 30, 2020, which decreased over the $7,850 in the same quarter a year ago, as the result of decreased yield on reduced cash available for investment in Q2 of 2020.  Our interest expense of $14,016 in the quarter ended June 30, 2020 over $14,468 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income (loss).   We realized a net loss of $349,592 for the quarter ended June 30, 2020 compared to net income of $218,720 for the quarter ended June 30, 2019.  This decrease of $568,312 was the result of the changes in gross profit and operating expenses discussed above, offset in part by a reduction of income taxes of $189,689.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Net sales. Our product sales for the six months ended June 30, 2020 were $3,203,564, a decrease of 933,171 (23%) from $4,136,735 for the same period a year ago.  When royalties of $92,132 and rental income of $42,678 are included, total revenues of $3,338,374 decreased by $1,068,109, or 24%, for the six months ended June 30, 2020 when compared to the same six months a year ago, as a result of decreased demand, which is impacted by Covid-19.

Gross profit.   Total gross profit for the six months ended June 30, 2020 of $1,106,145 represented a decrease of 47% from total gross profit of $2,087,336 for the six months a year earlier primarily as a result of decreased sales volume, royalties and rental income.  Cost of product sales were reduced from $2,286,026 in the six months ended June 30, 2019 to $2,203,380, or $82,646 (4%) in the six months ended June 30, 2020 as a result of the lower sales volume and fixed costs. Gross profit margin on products went from 45% in 2019 to 31% in 2020).

Research and development expenses.  Research and development expenses were $479,382 for the six months ended June 30, 2020, which was relatively unchanged from the $489,168 in the same period a year ago.

Sales and marketing expenses.   Sales and marketing expenses of $601,344 for the six months ended June 30, 2020 decreased $30,578, or 5%, from the $631,922 in the same six months ended June 30, 2019, mostly as a result of the lower sales volume, offset in part by additional advertising expense.

General and administrative expenses.   General and administrative expenses of $680,928 for the six months ended June 30, 2020 were up by $60,135, or 10%, from the $620,793 spent in the same six months a year ago. This increase resulted primarily from increased stock option expense and from a one-time patent fee.

Other income (expense).  Other income consisted of interest income of $10,418 in the six months ended June 30, 2020 vs. $17,272 in the same period a year ago, primarily as the result of lower yields available on less cash invested during the recent period.  Interest expense of $28,147 in the six months ended June 30, 2020 is down from $28,891 in the same period a year ago as the result of the balance of the term loan on our building declining.

Net income.   We realized a net loss of $514,898 for the six months ended June 30, 2020 compared to net income of $249,684 for the same six months ended June 30, 2019.  This decrease of $764,582 was the result of the changes in gross profit and operating expenses discussed above, offset in part by a decrease in income taxes of $242,490.

Trends and Uncertainties That May Affect Future Results

The current novel coronavirus (Covid-19) pandemic is having an impact on overall global economic conditions throughout the world, and the ultimate impact on our business will depend on the length and severity of the outbreak. If conditions caused by the pandemic continue or worsen and our earnings and cash flow from operations do not start to recover, we plan to continue to take certain measures to maintain financial flexibility, including accelerating our cost saving initiatives, while still protecting our employees and customers.

Revenues in the first and second quarter of 2020 were lower compared to revenues in 2019 as a result of the Covid-19 pandemic and related governmental orders.  We believe this situation will continue into Q3. We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues. Additionally, the Covid-19 pandemic and related governmental orders may adversely impact our ability to retain tenants or otherwise successfully lease our commercial property.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2017), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (increased to $500,000 in 2016, and again to $750,000 in 2017) from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. As of June 30, 2020, this credit facility had not been used.

Equipment and software purchased, and building improvements during the six months ended June 30, 2020 were $9,088, compared to $128,614 in the same period a year ago. We filed patent applications at a cost to us of $18,772 in the first six months of 2020 and $0 in the same period in 2019.

As of June 30, 2020, cash was $2,625,098, accounts receivable were $539,672 and current liabilities were $1,335,518 resulting in a net liquid asset amount of $1,829,252. Subject to the continuing impact of Covid-19, we believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended June 30, 2020 and for the quarter ended June 30, 2019, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the six months ended June 30, 2020 or during the six months ended June 30, 2019.  There were no sales of equity securities during the six months ended June 30, 2020 or during the six months ended June 30, 2019.

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

LIFELOC TECHNOLOGIES, INC.

August 13, 2020	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

August 13, 2020	By:	/s/ Vern D. Kornelsen
Date		Vern D. Kornelsen
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

