Form 10-Q
period 2020-09-30
Lifeloc Technologies, Inc
filed 2020-11-13
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at November 12, 2020)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LCTC	N/A

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months and Nine Months Ended September 30, 2020

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

 LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	September 30,
	2020	December 31,
CURRENT ASSETS:	(Unaudited)	2019
Cash	$2,264,887	$3,185,996
Accounts receivable, net	517,618	641,239
Inventories, net	2,518,996	1,986,299
Income taxes receivable	223,404	6,750
Prepaid expenses and other	67,916	18,857
Total current assets	5,592,821	5,839,141

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	976,621	976,621
Training courses	432,375	432,375
Office equipment, software and space modifications	218,074	208,986
Sales and marketing equipment and space modifications	232,600	232,600
Research and development equipment, software and space modifications	172,429	172,429
Less accumulated depreciation	(2,220,032)	(1,959,541)
Total property and equipment, net	2,628,242	2,879,645

OTHER ASSETS:
Patents, net	154,415	145,323
Deposits and other	163,480	74,027
Deferred taxes	97,846	86,658
Total other assets	415,741	306,008

Total assets	$8,636,804	$9,024,794

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$257,743	$261,798
Term loan payable, current portion	46,128	44,879
Paycheck Protection loan payable	465,097	0
Customer deposits	182,810	214,031
Accrued expenses	212,359	290,458
Deferred revenue, current portion	37,494	45,874
Reserve for warranty expense	46,500	45,000
Total current liabilities	1,248,131	902,040

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,289,659	1,324,467

DEFERRED REVENUE, net of current portion	1,723	6,066
Total liabilities	2,539,513	2,232,573

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,636,038	4,603,304
Retained earnings	1,461,253	2,188,917
Total stockholders' equity	6,097,291	6,792,221

Total liabilities and stockholders' equity	$8,636,804	$9,024,794

See accompanying notes

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Unaudited)

	Three Months Ended September 30,
REVENUES:	2020	2019
Product sales	$1,502,034	$2,083,044
Royalties	31,395	153,922
Rental income	21,639	21,189
Total	1,555,068	2,258,155

COST OF SALES	957,964	1,193,088

GROSS PROFIT	597,104	1,065,067

OPERATING EXPENSES:
Research and development	335,075	253,716
Sales and marketing	235,733	329,824
General and administrative	297,128	287,814
Total	867,936	871,354

OPERATING INCOME (LOSS)	(270,832)	193,713

OTHER INCOME (EXPENSE):
Interest income	2,598	10,454
Interest expense	(14,051)	(14,513)
Total	(11,453)	(4,059)

NET INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM TAXES	(282,285)	189,654

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	69,519	(38,129)

NET INCOME (LOSS)	$(212,766)	$151,525

NET INCOME (LOSS) PER SHARE, BASIC	$(0.09)	$0.06

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.09)	$0.06

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,456,105

See accompanying notes

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Unaudited)

	Nine Months Ended September 30,
REVENUES:	2020	2019
Product sales	$4,705,598	$6,219,779
Royalties	123,527	376,906
Rental income	64,317	67,953
Total	4,893,442	6,664,638

COST OF SALES	3,190,193	3,512,235

GROSS PROFIT	1,703,249	3,152,403

OPERATING EXPENSES:
Research and development	814,457	742,884
Sales and marketing	837,077	961,746
General and administrative	978,056	908,607
Total	2,629,590	2,613,237

OPERATING INCOME (LOSS)	(926,341)	539,166

OTHER INCOME (EXPENSE):
Interest income	13,016	27,726
Interest expense	(42,198)	(43,404)
Total	(29,182)	(15,678)

NET INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM TAXES	(955,523)	523,488

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	227,859	(122,279)

NET INCOME (LOSS)	$(727,664)	$401,209

NET INCOME (LOSS) PER SHARE, BASIC	$(0.30)	$0.16

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.30)	$0.16

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,786

See accompanying notes

Lifeloc Technologies, Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total shareholders' equity, beginning balances	$6,309,746	$6,413,642	$6,792,221	$6,160,737

Common stock (no shares issued during periods):
Beginning balances	4,635,727	4,600,867	4,603,304	4,597,646
Stock based compensation expense related
to stock options	311	2,437	32,734	5,658
Ending balances	4,636,038	4,603,304	4,636,038	4,603,304

Retained earnings:
Beginning balances	1,674,019	1,812,775	2,188,917	1,563,091
Net income (loss)	(212,766)	151,525	(727,664)	401,209
Ending balances	1,461,253	1,964,300	1,461,253	1,964,300

Total shareholders' equity, ending balances	$6,097,291	$6,567,604	$6,097,291	$6,567,604

See accompanying notes

 LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2020	2019
Net income (loss)	$(727,664)	$401,209
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities-
Depreciation and amortization	270,984	316,150
Provision for doubtful accounts, net change	3,899	—
Provision for inventory obsolescence, net change	48,943	7,500
Deferred taxes, net change	(11,188)	(10,192)
Reserve for warranty expense, net change	1,500	1,000
Stock based compensation expense related to
stock options	32,734	5,658
Changes in operating assets and liabilities-
Accounts receivable	119,722	(79,544)
Inventories	(581,640)	(768,790)
Income taxes receivable	(216,654)	90,629
Prepaid expenses and other	(49,059)	(62,178)
Deposits and other	(89,453)	62,884
Accounts payable	(4,055)	45,355
Customer deposits	(31,221)	145,341
Accrued federal and state income tax	—	105,346
Accrued expenses	(78,099)	49,430
Deferred revenue	(12,723)	23,706
Net cash provided by (used in)
operating activities	(1,323,974)	333,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,088)	(166,488)
Patent filing expense	(18,772)	—
Net cash (used in) investing activities	(27,860)	(166,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(34,372)	(33,167)
Proceeds from Paycheck Protection loan	465,097	—
Net cash provided by (used in)
financing activities	430,725	(33,167)

NET INCREASE (DECREASE) IN CASH	(921,109)	133,849

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,185,996	2,788,327

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,264,887	$2,922,176

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$41,384	$42,590

Cash paid for income tax	$20,063	$—

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of September 30, 2020 and December 31, 2019, and the results of operations and cash flows for the three and nine month periods ended September 30, 2020 and 2019.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2019 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At September 30, 2020 and December 31, 2019, inventory consisted of the following:

	2020	2019
Raw materials & deposits	$2,194,561	$1,601,354
Work-in-process	16,692	32,006
Finished goods	496,686	492,939
Total gross inventories	2,707,939	2,126,299
Less reserve for obsolescence	(188,943)	(140,000)
Total net inventories	$2,518,996	$1,986,299

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
Product sales:	2020	2019
Product sales and supplies	$1,341,071	$1,886,464
Training, certification and data recording	146,712	170,631
Service plans and equipment rental	14,251	25,949
Products subtotal	1,502,034	2,083,044
Royalties	31,395	153,922
Building rentals	21,639	21,189
Total revenues	$1,555,068	$2,258,155

	Nine Months Ended September 30,
Product sales:	2020	2019
Product sales and supplies	$4,240,139	$5,643,275
Training, certification and data recording	411,603	498,440
Service plans and equipment rental	53,856	78,064
Products subtotal	4,705,598	6,219,779
Royalties	123,527	376,906
Building rentals	64,317	67,953
Total revenues	$4,893,442	$6,664,638

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

Stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2020 and 2019 was $311 and $2,437 respectively, and for the nine months ended September 30, 2020 and 2019 it was $32,734 and $5,658 respectively. These amounts consist of stock-based compensation expenses from grants of employee stock options which are allocated to General and Administrative Expense when incurred.

Segment Reporting.   We have concluded that we have two operating segments, including our primary business which is as a developer, manufacturer, lessor and marketer of portable hand-held breathalyzers and related accessories, supplies, education, training and royalties from development contracts.  As a result of purchasing our building on October 31, 2014, we have a second business segment consisting of renting portions of our building to existing tenants, whose leases expire at various times until September 30, 2023.

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

The following table presents the calculation of basic and diluted net income (loss) per common share for three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Net income (loss)	$(212,766)	$151,525
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	1,989
Weighted average shares-diluted	2,454,116	2,456,105
Net income (loss) per share-basic	$(0.09)	$0.06
Net income (loss) per share-diluted	$(0.09)	$0.06
Contingently vesting employee stock options	12,500	50,000

	Nine Months Ended September 30,
	2020	2019
Net income (loss)	$(727,664)	$401,209
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	670
Weighted average shares-diluted	2,454,116	2,454,786
Net income (loss) per share-basic	$(0.30)	$0.16
Net income (loss) per share-diluted	$(0.30)	$0.16
Contingently vesting employee stock options	12,500	50,000

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at September 30, 2020:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$6.00	12,500	1.75	$6.00	-	—
$5.51	3,000	3.83	$5.51	3,000	$5.51
$3.80	88,698	4.42	$3.80	92,698	$3.80

The exercise price of all options granted through September 30, 2020 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued.

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

An additional total of 110,500 options were granted during the nine months ended September 30, 2020, 48,000 of which were granted to two officers and three directors. Out of that 48,000, the officers were granted 37,500 and 7,500 and the directors were granted 1,000 each. These options vested immediately upon granting. No options were exercised during the nine months ended September 30, 2020 or during the nine months ended September 30, 2019.

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

2020	$11,592
2021	48,021
2022	50,005
2023	52,071
2024	1,178,528
Total	1,340,217
Less financing cost	(4,430)
Net term loan payable	1,335,787
Less current portion	(46,128)
Long term portion	$1,289,659

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of September 30, 2020 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,587,113 at September 30, 2020.

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

6.  LINE OF CREDIT AND PAYCHECK PROTECTION LOAN

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2018, and bears interest at a rate equal to the LIBOR daily floating rate of .081% and 1.826% on September 30, 2020 and 2019, respectively, plus 2.5%.  The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2021.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located. The revolving line of credit facility requires that certain financial ratios be maintained. As a result of the loss in 2020, these ratios were not met and the revolving line of credit is unavailable until such time as these ratio requirements are met. There was no balance due on the line of credit as of September 30, 2020 and December 31, 2019.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allocated $350 billion to help small businesses keep workers employed amid the pandemic and economic downturn. Known as the Paycheck Protection Program (“PPP”), the initiative provides federally guaranteed loans to small businesses.  A portion or all of these loans may be forgiven if borrowers comply with certain PPP guidelines including spending the funds on authorized expenses and maintaining their payrolls during the crisis or restore their payrolls afterward. On May 4, 2020, the Company received proceeds of $465,097 from Bank of America under the PPP (the “PPP Loan”). The PPP Loan has a two-year term, a maturity date of May 3, 2022, and interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan note contains events of default and other provisions customary for a loan of this type. The PPP provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the entire PPP Loan amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act and subsequent legislation. The terms of potential forgiveness may also be subject to further requirements in any regulations and guidelines the U.S. Small Business Administration may adopt. While the Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness under the Paycheck Protection Program, no assurance is provided that the Company will obtain forgiveness of the Note in whole or in part. Management has elected to treat the loan as current in the balance sheet at September 30, 2020.

7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for (benefit from) income taxes consists of the following:

	Three Months Ended September 30,
	2020	2019
Federal statutory rate	$(59,280)	$39,827
Effect of:
State taxes, net of federal tax benefit	13,056	(9,559)
Estimated research and development credits	—	(12,686)
Other	(23,295)	20,547
Total	$(69,519)	$38,129

	Nine Months Ended September 30,
	2020	2019
Federal statutory rate	$(200,660)	$109,932
Effect of:
State taxes, net of federal tax benefit	42,706	(26,563)
Estimated research and development credits	—	(18,801)
Other	(69,905)	57,711
Total	$(227,859)	$122,279

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

The following sets forth information about the operations of the business segments for the three months ended September 30, 2020 and 2019.

	2020	2019
Product sales	$1,502,034	$2,083,044
Royalties	31,395	153,922
Products subtotal	1,533,429	2,236,966
Rentals	21,639	21,189
Total	$1,555,068	$2,258,155

Gross profit:
Product sales	$556,045	$908,084
Royalties	31,395	153,922
Products subtotal	587,440	1,062,006
Rentals	9,664	3,061
Total	$597,104	$1,065,067

Interest expense:
Product sales	$9,228	$9,529
Royalties	—	—
Products subtotal	9,228	9,529
Rentals	4,823	4,984
Total	$14,051	$14,513

Net income (loss) before taxes:
Product sales	$(318,521)	$37,655
Royalties	31,395	153,922
Products subtotal	(287,126)	191,577
Rentals	4,841	(1,923)
Total	$(282,285)	$189,654

The following sets forth information about the operations of the business segments for the nine months ended September 30, 2020 and 2019.

	2020	2019
Product sales	$4,705,598	$6,219,779
Royalties	123,527	376,906
Products subtotal	4,829,125	6,596,685
Rentals	64,317	67,953
Total	$4,893,442	$6,664,638

Gross profit:
Product sales	$1,556,229	$2,758,793
Royalties	123,527	376,906
Products subtotal	1,679,756	3,135,699
Rentals	23,493	16,704
Total	$1,703,249	$3,152,403

Interest expense:
Product sales	$27,713	$27,290
Royalties	—	—
Products subtotal	27,713	27,290
Rentals	14,485	16,114
Total	$42,198	$43,404

Net income (loss) before taxes:
Product sales	$(1,088,058)	$145,992
Royalties	123,527	376,906
Products subtotal	(964,531)	522,898
Rentals	9,008	590
Total	$(955,523)	$523,488

There were no intersegment revenues.

At September 30, 2020, $771,449 of our assets were used in the Rentals segment, with the remainder, $7,865,355, used in the Products and unallocated segments.

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

In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product ("R.A.D.A.R.®") from Track Group, Inc. ("TRCK") for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence.  We essentially completed improving the manufacturability of R.A.D.A.R.® devices in Q2 of 2020, and completed final testing in Q3. We expect sales and leasing to commence in Q4.

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

Results of Operations

For the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Net sales. Our product sales for the quarter ended September 30, 2020 were $1,502,034, a decrease of 28% from $2,083,044 for the quarter ended September 30, 2019.  This decrease is primarily attributable to a decrease in demand, which is impacted by Covid-19.  When royalties of $31,395 and rental income of $21,639 are included, total revenues of $1,555,068 decreased by $703,087, or 31%, for the quarter ended September 30, 2020 when compared to the same quarter a year ago. Product sales and royalties are expected to continue at this lower level in Q4 as a continuing result of the Covid-19 impact.

Gross profit.   Our total gross profit for the three months ended September 30, 2020 of $597,104 represented a decrease of 44% from total gross profit of $1,065,067 for the same period a year earlier. This decrease is primarily as a result of decreased sales volume, as well as decreased royalties. Cost of product sales decreased from $1,174,960 in Q3 of 2019 to $945,989 in Q3 of 2020, or 19%, primarily as a result of decreased sales volume and fixed production overhead.  Gross profit margin on products went from 44% in Q3 of 2019 to 37% in Q3 of 2020, also as a result of reduced sales volume.

Research and development expenses.  Our research and development expenses were $335,075 for the quarter ended September 30, 2020, representing an increase of 32% over the $253,716 in the same quarter a year ago.  This increase resulted mostly from higher compensation and payments to outside vendors in connection with the work needed to final test and complete upgrading the R.A.D.A.R.® devices, as well as the commercialization of the SpinDx™ products.

Sales and marketing expenses.   Our sales and marketing expenses of $235,733 for the quarter ended September 30, 2020 were down 29% from the $329,824 for the quarter ended September 30, 2019, due to the lower sales volume and lower commissions.

General and administrative expenses.   Our general and administrative expenses of $297,128 for the quarter ended September 30, 2020 were relatively unchanged from the $287,814 in the same period a year ago.

Other income (expense).  Our other income consisted of interest income of $2,598 in the quarter ended September 30, 2020, which decreased from the $10,454 in the same quarter a year ago, as the result of decreased yield on reduced cash available for investment in Q3 of 2020.  Our interest expense of $14,051 in the quarter ended September 30, 2020 vs. $14,513 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income (loss).   We realized a net loss of $212,766 for the quarter ended September 30, 2020 compared to net income of $151,525 for the quarter ended September 30, 2019.  This decrease of $364,291 was the result of the changes in gross profit and operating expenses discussed above, offset in part by a reduction of income taxes of $107,648.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Net sales. Our product sales for the nine months ended September 30, 2020 were $4,705,598, a decrease of 1,514,181 (24%) from $6,219,779 for the same period a year ago.  When royalties of $123,527 and rental income of $64,317 are included, total revenues of $4,893,442 decreased by $1,771,196, or 27%, for the nine months ended September 30, 2020 when compared to the same nine months a year ago, as a result of decreased demand, which is impacted by Covid-19.

Gross profit.   Total gross profit for the nine months ended September 30, 2020 of $1,703,249 represented a decrease of 46% from total gross profit of $3,152,403 for the nine months a year earlier primarily as a result of decreased sales volume, royalties and rental income.  Cost of product sales were reduced from $3,460,986 in the nine months ended September 30, 2019 to $3,149,369, or $311,617 (9%), in the nine months ended September 30, 2020 as a result of the lower sales volume and fixed costs. Gross profit margin on products went from 44% in 2019 to 33% in 2020.

Research and development expenses.  Research and development expenses were $814,457 for the nine months ended September 30, 2020, an increase of $71,573, or 10%, over the $742,884 in the same period a year ago, which was primarily related to regulatory approval and manufacturing upgrade costs of the R.A.D.A.R.® devices, as well as increased expenses related to commercialization of the SpinDx™ products.

Sales and marketing expenses.   Sales and marketing expenses of $837,077 for the nine months ended September 30, 2020 decreased $124,669, or 13%, from the $961,746 in the same nine months ended September 30, 2019, mostly as a result of the lower sales volume.

General and administrative expenses.   General and administrative expenses of $978,056 for the nine months ended September 30, 2020 were up by $69,449, or 8%, from the $908,607 spent in the same nine months a year ago. This increase resulted primarily from increased stock option expense and from a one-time patent fee.

Other income (expense).  Other income consisted of interest income of $13,016 in the nine months ended September 30, 2020 vs. $27,726 in the same period a year ago, primarily as the result of lower yields available on less cash invested during the recent period.  Interest expense of $42,198 in the nine months ended September 30, 2020 is down from $43,404 in the same period a year ago as the result of the balance of the term loan on our building declining.

Net income (loss).  We realized a net loss of $727,664 for the nine months ended September 30, 2020 compared to net income of $401,209 for the same nine months ended September 30, 2019.  This decrease of $1,128,873 was the result of the changes in gross profit and operating expenses discussed above, offset in part by a decrease in income taxes of $350,138.

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

Revenues in the first three quarters of 2020 were lower compared to revenues in 2019 as a result of the Covid-19 pandemic and related governmental orders, although revenues in Q3, 2020 were up over Q2, 2020 by 18%. We believe these depressed revenues will continue into Q4. We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues. Additionally, the Covid-19 pandemic and related governmental orders may adversely impact our ability to retain tenants or otherwise successfully lease our commercial property.

Our 2020 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products for long term growth.  We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2020.  However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in returning to profitability and positive cash flow, additional capital may be required to maintain ongoing operations.

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

We have traditionally funded working capital needs through product sales and close management of working capital components of our business.  Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes. In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies.  Although we have been profitable during the last several years prior to 2020, we expect that current operating losses will continue into at least part of 2021. Should they continue for an extended period, we may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms or at all.

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2017), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (increased to $500,000 in 2016, and again to $750,000 in 2017) from Bank of America secured by all assets of the Company.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located. The revolving line of credit facility requires that certain financial ratios be maintained. As a result of the loss in 2020, these ratios were not met and the revolving line of credit is unavailable until such time as these ratio requirements are met. The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. As of September 30, 2020, this credit facility had not been used.

Equipment and software purchased during the nine months ended September 30, 2020 were $9,088, compared to $142,936 in the same period a year ago. Building improvements during the nine months ended September 30, 2019 were $23,552, compared to none in 2020. We filed patent applications at a cost to us of $18,772 in the first nine months of 2020 and $0 in the same period in 2019.

As of September 30, 2020, cash was $2,264,887, accounts receivable were $517,618 and current liabilities were $1,248,131 resulting in a net liquid asset amount of $1,534,374. Subject to the continuing impact of Covid-19, we believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to return to profitability.  We are implementing cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended September 30, 2020 and for the quarter ended September 30, 2019, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

(b)       Changes in Internal Control over Financial Reporting

On September 25, 2020, the Company appointed Michelle Heim to the role of Chief Accounting Officer. Ms. Heim fills the position left by Kristie LaRose, who had served as the Company’s Chief Accounting Officer until the end of her employment on September 24, 2020. Ms. Heim has been employed by the Company since May of 2013. We do not believe that this change constitutes a significant change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting. There have been no other significant changes in our internal controls over financial reporting during the period ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the nine months ended September 30, 2020 or during the nine months ended September 30, 2019.  There were no sales of equity securities during the nine months ended September 30, 2020 or during the nine months ended September 30, 2019.

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

LIFELOC TECHNOLOGIES, INC.

November 13, 2020	By :	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

November 13, 2020	By:	/s/ Michelle Heim
Date		Michelle Heim
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

