Form 10-K
period 2020-12-31
Lifeloc Technologies, Inc
filed 2021-03-31
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 372,192 shares of common stock held by non-affiliates of the issuer on such date was $1,339,891.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 22, 2020:

Common Stock, no par value	2,454,116

Documents Incorporated by Reference: Items 10, 11, 13 and 14, and a portion of Item 12 of Part III are incorporated by reference from portions of the registrant's Definitive Proxy Statement for the 2021 Annual Shareholders' Meeting, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

i

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

In the third quarter of 2014, we received approval from DOT for our EASYCAL® automatic calibration station for use with our Phoenix ® 6.0 Evidential Breath Testers, and we began shipments of the EASYCAL® to our law enforcement, corrections, workplace and international customers.   The EASYCAL® calibration station is a first of its kind device that automatically performs breath tester instrument calibration, calibration verification and gas management.  As compared to manual instrument calibration, the EASYCAL® reduces the opportunity for human error, saves time and reduces operating costs.  In May of 2019, we received DOT approval on a second generation EASYCAL®G2, which has broadened our automated calibration capability and is compatible with our existing installed base of professional breathalyzers as well as the LX9 and LT7. The G2 model also includes RFID (Radio Frequency Identification) reading of calibration standard data, which further automates the calibration process.

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

Testers for Drugs of Abuse

In August 2016, we entered into an exclusive patent license agreement with National Technology & Engineering Solutions of Sandia, the operator and manager of Sandia National Laboratories, Albuquerque, NM, pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  Sandia Corporation developed a prototype using the SpinDx™ technology under our Cooperative Research and Development Agreement. We received the prototype in 2018 and are now commercializing the device. The SpinDx™ platform has the potential to improve real-time screening for a panel of high-abuse drugs, with the ability to efficiently and quantitatively measure relatively low concentrations of drugs such as cocaine, heroin, methamphetamine, fentanyl and other high-abuse drugs.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites, an important step in differentiating current impairment from historical usage.  We completed the upgrade of our base breathalyzer platform in 2019 (the LX9), and we remain committed to combining it with the SpinDx™ technology. Our goal is to use this combination to develop a THC breathalyzer.  In January of 2020, we added to our expertise by hiring staff who bring skills highly relevant to the development of SpinDx. We believe these advances in our team’s expertise will better equip us in our attempts to introduce this important product in late 2021 or in 2022. There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product ("R.A.D.A.R.®") from Track Group, Inc. ("TRCK") for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence.  We improved the manufacturability and undertook final testing of R.A.D.A.R.® devices in 2020, and expect sales and leasing to commence in 2021.

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

Real Property

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 14,412 square feet are occupied by Lifeloc and 7,913 square feet are currently leased to two tenants under leases that expire at various times until June 30, 2022. We intend to continue to attempt to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in October 2024.

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

One of our leading competitors is Intoximeters, Inc. of St. Louis, Missouri, a long-established company with strong name recognition in the field of alcohol testing.  It has well-established sales channels, a large customer base, and a broad product line.  CMI, Inc. of Owensboro, Kentucky, another major competitor, also has a well-established name, a strong position in stationary units used in police work, and international market coverage.  Drägerwerk AG & Co. KGaA, based in Germany, manufactures safety and gas testing equipment.  Its breath alcohol testers are respected for their quality and performance.

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

Marketing

Marketing activities associated with our business include the communication of our value proposition through direct mail, direct and indirect sales channels, trade shows and an information-rich online presence.  We sell our products to the workplace and international markets primarily through distributors.  We sell our law enforcement, corrections and consumer products directly to the end user and our OEM products directly to manufacturers. Leveraging our installed base is important, as is maintaining a well-trained distributor network.  In 2009, we revised our workplace distributor program to place additional emphasis on volume incentives for growth in the form of a rebate program.  Under the program, qualifying distributors receive a progressively greater percentage rebate based on the dollar sales they generate. We believe this program helps incentivize our distributors to achieve a higher level of sales than would otherwise be the case.

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

Research and Development

Lifeloc defines its business broadly to include "near and remote sensing and monitoring" applications in markets including those outside of traditional alcohol testing.  We believe that our future success depends to a large degree on our ability to conceive and develop improved alcohol detection and measurement products, as well as to identify attractive opportunities for growth outside of breath alcohol testing.  Accordingly, we expect to continue to invest in research and development.  We spent $1,007,297 and $1,038,227 during 2020 and 2019, respectively, on research and development, and on sustaining engineering. The amount spent in 2020 was $30,930 lower than the amount spent in 2019 due primarily to completion of upgrading the R.A.D.A.R.® assets.  We expect to increase our emphasis on new product development efforts for existing and new markets with particular emphasis on developing the SpinDx™ technology.

Raw Materials and Principal Suppliers

A basic component of our instrument product line is the fuel cell, which we obtain from only a few suppliers.  We believe that our demand for this component is small relative to the total supply, and that the materials and services required for the production of our products are currently available in sufficient quantities and will be available for the foreseeable future.  However, there are relatively few suppliers of the high-quality fuel cells which our breathalyzers require.  Any sudden disruption to the supply of our fuel cells would pose a significant risk to our business. New sources of fuel cells are uncertain at this time and changes to our fuel cells require approval by the DOT, which, if not received, could have a material effect on our revenues.  While we have traditionally used only one supplier of fuel cells, we completed development of our own fuel cell assembly capability, using purchased sensors, in 2018. These Lifeloc-assembled fuel cells have been incorporated into breathalyzers which have been submitted to and approved by the Department of Transportation. Even with the approval of our own assembled fuel cells, we continue to purchase a portion of our total fuel cell requirements from our current supplier as necessary to meet the needs of the Company.

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

We file for patents, copyrights and trademarks to protect our intellectual property rights to the extent practicable.  We hold the rights to five United States patents and have four  United States patent applications pending, along with international patent applications on our portable breath alcohol testers and on certain R.A.D.A.R.® assets. Two international applications were granted in 2019.  These patents have expiration dates ranging from May 2023 to July 2035. We do not expect the expiration of patents in 2020 to have a material effect on our business. In 2017, we acquired seven United States patents and several active international patent applications in connection with our purchase of the R.A.D.A.R.® assets. The R.A.D.A.R.® patents and patent applications provide protection around the biometric identification methods used in the R.A.D.A.R.® devices along with a removable sampling chamber for maximum hygienics. We act to protect our patents from infringement in each instance where we determine that doing so would be economical in light of the expense involved and the level and availability of our financial resources.  While we believe that each of our pending applications relate to a patentable device or concept, there is no guarantee that the patents will be issued.

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

Employees

As of December 31, 2020, we had 30 full-time employees and 3 part-time employees.  We are not a party to any collective bargaining agreements.

Customers

Revenues from our largest customers, as a percentage of total revenues, for 2020 and 2019 were as follows:

	2020	2019
Customer A	6%	7%
Customer B	4%	6%
Customer C	4%	4%
All others	86%	83%
Total	100%	100%

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

We are also subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the Conforming Products List of Evidential Breath Alcohol Measurement Devices (the "CPL") published periodically in the Federal Register.  Law enforcement applications also require that portable breath testing instruments be included on the CPL.  Lifeloc's FC10, FC10Plus, FC20, FC20BT, EV30, and Phoenix® 6.0 are included on the CPL. Lifeloc’s LX9 and LT7 have received conformance letters from the DOT and are expected to appear in the next publication of the CPL.

We believe that we were in substantial compliance with the regulations described above as of December 31, 2020 for our products sold into these markets and states.

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

Our business can be positively or negatively affected by fluctuations in exchange rates and country by country economic conditions.  Our international customers may increase, reduce, delay or cancel their purchases of our products if exchange rates are unfavorable to importation.  Unfavorable economic and currency situations may force us to adjust prices downward to remain competitive. We could incur losses if a customer's business fails and the customer is unable to pay us, or pay us on a timely basis. Likewise, if our suppliers have difficulty in obtaining credit or in operating their businesses, they may not be able to provide us with the materials we use to manufacture our products. Our law enforcement business is dependent on the availability of federal and state grants to fund new equipment purchases. Should this funding be unavailable or delayed, our volume may be negatively affected. Our workplace business may be affected by the health of industries with safety-sensitive jobs such as oil and gas and transportation. Demand for our products may be affected by downturns in these segments.  These actions could result in reduced revenues and higher operating costs, and have an adverse effect on our results of operations and financial condition.

We rely on customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

Fourteen percent of our product sales in 2020 were attributable to three customers, with whom we do not have long-term contracts.  If orders from those customers are not renewed, our revenues may be adversely affected.  Furthermore, at December 31, 2020, our accounts receivable balance included approximately $182,510 or 35% from one customer, and $67,183, or 13%, from a second customer.

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

We are subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the CPL.  Law enforcement applications also require that portable breath testing instruments be included on the CPL.  Lifeloc's FC10, FC10Plus, FC20, FC20BT, EV30, and Phoenix® 6.0 are included on the Conforming Products List of Evidential Breath Alcohol Measurement Devices (“CPL”).  Lifeloc’s LX9 and LT7 have received conformance letters from the DOT and are expected to appear in the next publication of the CPL. We believe that we were in substantial compliance with the regulations described above as of December 31, 2020 for our products sold into these markets and states. In addition, our LifeGuard® product is regulated as a Class I medical device by the Food and Drug Administration ("FDA").

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products.  We maintain product liability insurance to cover us in the event of liability claims, and as of December 31, 2020, no such claims have been asserted or threatened against us.  However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Our business may be adversely affected by the continuing Covid-19 pandemic

Our business may be adversely affected by the ongoing outbreak of a strain of coronavirus which surfaced in Wuhan, China in December of 2019 and its related variants. The Covid-19 outbreak resulted in continued shutdown of certain businesses globally which led to disruptions to our supply chain and our customers’ business operations. Ongoing disruptions could include the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply, or restrictions on the export or shipment of our products or components. Global health concerns, such as Covid-19, its variants, and other health concerns, could also result in continued social, economic, and labor instability in the countries in which we or our customers and suppliers operate. These disruptions or the uncertainties around them could have a material adverse effect on our business and our results of operation and financial condition.

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

Vern D. Kornelsen, Chairman of our Board of Directors, Secretary, and Chief Financial Officer, beneficially owned approximately 77% of our outstanding common stock as of December 31, 2020.  Through this ownership, Mr. Kornelsen is able to control the composition of our Board and direct our management and policies. Accordingly, Mr. Kornelsen has the direct or indirect power to:

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

Item 2.  Properties

On October 31, 2014, we purchased the commercial property the Company uses as its corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which approximately 14,412 square feet are occupied by Lifeloc and approximately 7,913 square feet are currently leased to two tenants under leases that expire at various times to 2022. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants. Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in October 2024.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2020, we had 68 shareholders of record. Our common stock is not listed on an established public trading market. Since January 17, 2012, our stock has been quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our shares is LCTC. Trading in our common stock is limited and sporadic. Subject to the foregoing qualification, the following table sets forth the range of bid quotations for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2020	Bid Price	Fiscal 2019	Bid Price
1st Quarter	$2.22 – 5.45	1st Quarter	$4.19 – 6.25
2nd Quarter	$2.31 – 5.55	2nd Quarter	$3.50 – 6.00
3rd Quarter	$2.25 – 3.70	3rd Quarter	$4.50 – 6.25
4th Quarter	$1.60 – 3.50	4th Quarter	$4.50 – 5.99

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

Possibility of Operating Losses.  Over many of the past several years we have operated profitably; however, prior to that, and in 2020, we incurred losses.  There is no assurance that we will not incur losses in any given quarter or year in the future.

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

On March 8, 2017, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Track Group Inc., a Delaware corporation, and its wholly owned subsidiary, Integrated Monitoring Systems, LLC, a Colorado limited liability company. Pursuant to the terms and conditions of the Asset Purchase Agreement, we acquired certain assets comprised of: (1) handheld hardware device technology (the "R.A.D.A.R.® Mobile Devices"), designed to measure breath alcohol content of the user; and (2) software technology called R.A.D.A.R.® (Real-time Alcohol Detection and Reporting) Reporting Center designed to allow the Device to be configured and to capture and manage the data being returned from the Device (together with the Device, the "R.A.D.A.R.® Assets"). The purchase price under the Asset Purchase Agreement was $860,000. Under the Asset Purchase Agreement, we assumed certain liabilities and obligations, including contractual obligations, and various other liabilities and obligations arising out of or relating to the R.A.D.A.R.® Assets, including obligations related to current customers of the R.A.D.A.R.® Assets. The Asset Purchase Agreement contains customary representations, warranties, and covenants and provides for indemnification rights with respect to a breach of a representation, warranty or covenant by either party. Although there is no assurance of market acceptance, widespread adoption of the R.A.D.A.R.® Mobile Devices may provide an alternative to, and thus lower, incarceration rates through better offender monitoring. We have updated the R.A.D.A.R.® Mobile Device and we expect to begin realizing revenues in 2021.

Results of Operations

For the year ended December 31, 2020 compared to the year ended December 31, 2019.

Covid-19 adversely impacted our business in 2020, as it did others throughout the world. In addition to straining the budgets of law enforcement agencies and other customers, relocating workers from the workplace to their homes decreased the perceived need to monitor for the presence of alcohol. As an essential supplier, Lifeloc was not subject to shut-down orders in 2020. We adopted the safety recommendations of the CDC and implemented measures to keep our staff safe. We reduced costs where possible, while at the same time continuing our new product development efforts and maintaining the high level of customer service that has led to an excellent reputation for outstanding customer service. As the pandemic subsides, we believe revenues will begin to revert to their former levels. With the introduction of new products, we believe Lifeloc will again be profitable.

Net sales. Our product sales for the year ended December 31, 2020 were $6,122,348, a decrease of 26% from $8,251,570 for the same period a year ago.  This decrease is primarily attributable to prevailing market conditions.  When royalties of $148,398 and rental income of $85,956 are included, total revenues of $6,356,702 decreased by $2,395,121, or 27%, for the year ended December 31, 2020 when compared to the same 12 months a year ago. Rental income decreased by $3,186 due to one additional tenant occupied unit for part of 2019, and royalties decreased by $262,713 due to a decrease in sales by royalty-paying customers.

Gross profit.  Gross profit for the year ended December 31, 2020 of $2,180,546 represented a decrease of 45% from total gross profit of $3,936,003 for the year ended December 31, 2019, primarily as a result of decreased sales volume and decreased royalties in 2020. Cost of product sales decreased from $4,757,905 in the year ended December 31, 2019 to $4,120,187 in the same period in 2020, a decrease of $637,718 (13%), primarily as a result of decreased labor and materials required for the decreased sales volume as well as costs associated with the R.A.D.A.R. mobile device product line, which was not yet accompanied by a proportionate increase in revenues. Gross profit margin on products decreased to 33% in the year ended December 31, 2020 from 42% in the year ended December 31, 2019 primarily for the same reasons.

Research and development expenses.  Research and development expenses were $1,007,297 for the year ended December 31, 2020, representing a decrease of $30,930 (3%) over the $1,038,227 in the same period a year ago.  This decrease resulted mostly from decreased use of outside contractors as a result of nearing completion of our R.A.D.A.R.® upgrades.

Sales and marketing expenses.   Sales and marketing expenses of $1,074,249 for the year ended December 31, 2020 were down by $166,524 from the $1,240,773, or 13%, spent in the same period a year ago as a result of lower sales with no accompanying decrease in fixed costs.

General and administrative expenses.   General and administrative expenses were $1,254,503 for the year ended December 31, 2020 vs. $1,175,788 for the year ended December 31, 2019, an increase of $78,715, which was attributable mostly to an increase in our annual license fee relating to the SpinDx project.

Other income (expense).  Other income includes settlement proceeds of $225,199 in 2019, a payment to us, which we received in Q4 of 2019, from one of our licensees to whom we licensed certain technologies including the right to enforce those technologies while retaining the right to receive a percentage of recovery from any enforcement action. The licensed technology became the partial basis for a dispute between our licensee and one of their competitors. This dispute was resolved and the parties entered into a confidential settlement agreement pursuant to which we received this one-time payment from our licensee. Interest income decreased to $14,294 from $38,750 a year ago, mostly as a result of decreased cash.  Interest expense of $56,129 in the year ended December 31, 2020 was down from $57,802 in the previous year as a result of the decrease in the loan on our building. The net change in other income (expense) was a decrease of $247,982 from $206,147 in 2019 to ($41,835) in 2020.

Net income.   We realized a net loss of $921,930 for the year ended December 31, 2020 compared to net income of $625,826 for the year ended December 31, 2019. This decrease of $1,547,756 was the result of the decrease in gross profit, as well as the changes in operating expenses discussed above, and of the changes in other income, offset in part by a decrease in income taxes of $336,944.

Trends and Uncertainties That May Affect Future Results

Revenues in the year 2020 were lower compared to revenues in 2019.  We believe that the anticipated end to the pandemic, along with continued increased sales efforts and the re-launch of the R.A.D.A.R.® Mobile Devices, may result in improved revenues in 2021 and beyond.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues, with particular emphasis on completing SpinDx™.

Our 2021 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products, including SpinDx™, for long-term growth.  We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2021.  However, we believe that cash resources and lower operating expenses will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

Interest expense. In connection with the financing of our building purchase on October 31, 2014 we obtained a 10-year term loan from Bank of America in an initial principal amount of $1,581,106 bearing interest at 4.45% per annum (which was decreased to 4% in 2016) and secured by a first-priority mortgage in the acquired property, as well as a one-year $250,000 line of credit (which was increased to $750,000 in 2017) bearing interest at a rate equal to the LIBOR daily floating rate plus 2.5%, secured by all assets of the Company. The revolving line of credit facility requires that certain financial ratios be maintained. As a result of the loss in 2020, these ratios were not met and the revolving line of credit is unavailable until such time as these ratio requirements are met. There was no balance due on the line of credit as of December 31, 2020 and December 31, 2019.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2016), secured by a first-priority security interest in the property we acquired with the loan. As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2018, and bore interest at a rate equal to the LIBOR daily floating rate of .0776% and 1.4375% on December 31, 2020 and 2019, respectively, plus 2.5%.  The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2021.  The revolving line of credit facility is secured by all Lifeloc property and assets, whether now owned or hereafter acquired, wherever located. The revolving line of credit facility requires that certain financial ratios be maintained. As a result of the losses in 2020, these ratios were not met and the revolving line of credit is unavailable until such time as these ratio requirements are met again. There was no balance due on the line of credit as of December 31, 2020 and December 31, 2019.

Except for normal operating contractual commitments and purchase orders, and aside from the commitments under our term loan and line of credit with Bank of America, we do not have any material contractual commitments requiring settlement in the future. See "Note 5 – Commitments and Contingencies" to our Financial Statements in Part II - Item 8.

We have traditionally funded working capital needs through product sales and close management of working capital components of our business.  Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes.  In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies.  Although we have been profitable in recent years except 2020, we can provide no assurances that operating losses will not occur in the future.  Should that situation arise, we may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms, if at all.

As of December 31, 2020, cash and cash equivalents was $2,195,070, trade accounts receivable were $523,603 and current liabilities were $1,354,998 resulting in net liquid assets of $1,363,675. We believe that the end of the Covid-19 pandemic and the introduction of several new products during the last several years, along with new and on-going customer relationships will allow Lifeloc to return to profitability. If the revenue levels during the last several years prior to 2020 are not achieved on a timely basis, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

Equipment, software and space modification expenditures, consisting mostly of production and office equipment, during FY 20 were $27,477 compared to $256,906 for FY 19, a decrease of $229,429.  We filed patent applications at a cost of $18,796 in 2020 versus none in 2019.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the year ended December 31, 2020 and for the year ended December 31, 2019, warranty costs were not deemed significant.

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

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lifeloc Technologies, Inc.

Wheat Ridge, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Lifeloc Technologies, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of income, stockholders’ equity, and cash flows, for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

CRITICAL AUDIT MATTER

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories – Refer to Note 2 to the financial statements

Critical Audit Matter Description

 The Company’s inventories consist of finished goods and raw materials, which are manufactured or purchased for use in the Company’s finished goods. The Company offers several different products to its customers. The cost of the inventory is a combination of raw materials, labor to convert those materials to components of the inventory and finished goods as well as an overhead allocation of other costs. Quantities and allowances for obsolete or otherwise unusable inventories must be determined in order to properly value the inventory at year end.

Significant judgment is exercised by the Company in determining the costs of inventory and includes the following:

•	Determination of which costs to include in each phase of the manufacturing process, including the overhead allocation as well as the various materials used for the bill of materials for both component and finished goods.
•	Identification of quantities of inventory and any allowances for obsolete or otherwise unusable inventory materials or components.

Given these factors and due to the volume of transactions, the related audit effort in evaluating management's judgments in determining inventory costs and quantities was extensive and required auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's inventory included the following:

•	We evaluated management's significant accounting policies related to inventory for reasonableness.
•	We selected a sample of finished goods and raw materials and performed the following procedures:

–	Obtained and agreed to the inventory listing and bills of materials source documents for each selection, including invoices, labor and overhead allocations, and other documents that were relevant to the pricing.
–	Tested management's identification and treatment of inventory costs for components and finished goods.
–	Observed the physical inventory count and tested management’s reconciliation of quantities to the inventory listings.
–	Assessed the reasonableness of the costs and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of inventory valuations.

/s/ Causey Demgen & Moore P.C.

We have served as the Company’s auditors since 2016.

Denver, Colorado

March 30, 2021

LIFELOC TECHNOLOGIES, INC.

Balance Sheets

ASSETS
	December 31,
CURRENT ASSETS:	2020	2019
Cash	$2,195,070	$3,185,996
Accounts receivable, net	523,603	641,239
Inventories, net	2,498,126	1,986,299
Income taxes receivable	220,657	6,750
Prepaid expenses and other	77,962	18,857
Total current assets	5,515,418	5,839,141

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	958,785	976,621
Training courses	432,375	432,375
Office equipment, software and space modifications	216,618	208,986
Sales and marketing equipment and space modifications	226,356	232,600
Research and development equipment, software and space modifications	190,818	172,429
Less accumulated depreciation	(2,277,839)	(1,959,541)
Total property and equipment, net	2,563,288	2,879,645

OTHER ASSETS:
Patents, net	144,702	145,323
Deposits and other	164,798	74,027
Deferred taxes	148,142	86,658
Total other assets	457,642	306,008

Total assets	$8,536,348	$9,024,794

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$333,851	$261,798
Term loan payable, current portion	46,936	44,879
Paycheck Protection loan payable	465,097	—
Customer deposits	155,295	214,031
Accrued expenses	266,266	290,458
Deferred revenue, current portion	41,053	45,874
Reserve for warranty expense	46,500	45,000
Total current liabilities	1,354,998	902,040

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,277,531	1,324,467

DEFERRED REVENUE, net of current portion	3,177	6,066
Total liabilities	2,635,706	2,232,573

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,633,655	4,603,304
Retained earnings	1,266,987	2,188,917
Total stockholders' equity	5,900,642	6,792,221

Total liabilities and stockholders' equity	$8,536,348	$9,024,794

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Statements of Income

	Years Ended December 31,
REVENUES:	2020	2019
Product sales	$6,122,348	$8,251,570
Royalties	148,398	411,111
Rental income	85,956	89,142
Total	6,356,702	8,751,823

COST OF SALES	4,176,156	4,815,820

GROSS PROFIT	2,180,546	3,936,003

OPERATING EXPENSES:
Research and development	1,007,297	1,038,227
Sales and marketing	1,074,249	1,240,773
General and administrative	1,254,503	1,175,788
Total	3,336,049	3,454,788

OPERATING INCOME (LOSS)	(1,155,503)	481,215

OTHER INCOME (EXPENSE):
Settlement proceeds	—	225,199
Interest income	14,294	38,750
Interest expense	(56,129)	(57,802)
Total	(41,835)	206,147

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	(1,197,338)	687,362

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	275,408	(61,536)

NET INCOME (LOSS)	$(921,930)	$625,826

NET INCOME (LOSS) PER SHARE, BASIC	$(0.38)	$0.26

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.38)	$0.26

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Statements of Stockholders’ Equity

	Years Ended December 31,
	2020	2019
Total stockholders' equity, beginning balances	$6,792,221	$6,160,737

Common stock (no shares issued during periods):
Beginning balances	4,603,304	4,597,646
Stock based compensation expense related
to stock options	30,351	5,658
Ending balances	4,633,655	4,603,304

Retained earnings:
Beginning balances	2,188,917	1,563,091
Net income (loss)	(921,930)	625,826
Ending balances	1,266,987	2,188,917

Total stockholders' equity, ending balances	$5,900,642	$6,792,221

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Statements of Cash Flows

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2020	2019
Net income (loss)	$(921,930)	$625,826
Adjustments to reconcile net income (loss) to net cash
provided from operating activities-
Depreciation and amortization	364,336	412,529
Provision for doubtful accounts, net change	24,000	—
Provision for inventory obsolescence, net change	20,000	20,000
Deferred taxes, net change	(61,484)	(6,789)
Reserve for warranty expense, net change	1,500	5,000
Stock based compensation expense related to
stock options	30,351	5,658
Changes in operating assets and liabilities-
Accounts receivable	93,636	33,897
Inventories	(531,827)	(715,692)
Income taxes receivable	(213,907)	83,879
Prepaid expenses and other	(59,105)	16,298
Deposits and other	(90,771)	66,425
Accounts payable	72,053	(81,985)
Customer deposits	(58,736)	194,766
Accrued expenses	(24,192)	39,546
Deferred revenue	(7,710)	(490)
Net cash provided from (used in)
operating activities	(1,363,786)	698,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and space modifications	(27,477)	(256,906)
Patent filing expense	(18,796)	—
Net cash (used in) investing activities	(46,273)	(256,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Paycheck Protection loan	465,097	—
Principal payments made on term loan	(45,964)	(44,293)
Net cash provided from (used in)
financing activities	419,133	(44,293)

NET INCREASE (DECREASE) IN CASH	(990,926)	397,669

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,185,996	2,788,327

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,195,070	$3,185,996

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$55,045	$56,717

Cash paid for income tax	$—	$38,000

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Notes to Financial Statements

December 31, 2020 and 2019

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

Debt Issuance Costs.  In 2016, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03").  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  Deferred loan costs are amortized over the 20-year life of the term loan on a straight line basis, which approximates the effective interest method.  Total amortization during the years ended December 31, 2020 and 2019 was $1,085 and $1,085 respectively, and is included within interest expense on the statements of income.

Deferred Taxes.  In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  This standard requires that deferred income tax assets and liabilities be presented as noncurrent assets or liabilities in the balance sheet.  ASU 2015-17 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either prospectively to all deferred tax assets or liabilities or retrospectively to all periods presented.  We adopted this standard in 2017.

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

Concentration of Credit Risk.   Financial instruments with significant credit risk include cash and accounts receivable.  The amount of cash on deposit with one financial institution exceeded the $250,000 federally insured limit at December 31, 2020 by $662,996, and by $760,474 at a second financial institution.  However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

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

Years Ended December 31	2020	2019
Balance, beginning of year	$30,000	$30,000
Provision for estimated losses	25,042	4,898
Recovery (write-off) of uncollectible accounts	(1,042)	(4,898)
Balance, end of year	$54,000	$30,000

The net accounts receivable balance at December 31, 2020 of $523,603 included an account from one customer of $182,510 (35%), $67,183 from a second customer (13%), and no more than 10% from any other single customer. The net accounts receivable balance at December 31, 2019 of $641,239 included an account from one customer of $194,043 (30%), $93,962 from a second customer (15%), and no more than 10% from any other single customer.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At December 31, 2020 and December 31, 2019, inventory consisted of the following:

	2020	2019
Raw materials & deposits	$2,116,389	$1,601,354
Work-in-process	16,862	32,006
Finished goods	524,875	492,939
Total gross inventories	2,658,126	2,126,299
Less reserve for obsolescence	(160,000)	(140,000)
Total net inventories	$2,498,126	$1,986,299

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended December 31	2020	2019
Balance, beginning of year	$140,000	$120,000
Provision for estimated obsolescence	64,753	73,440
Write-off of obsolete inventory	(44,753)	(53,440)
Balance, end of year	$160,000	$140,000

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years; three years for software and technology licenses; 15 years for space modifications and for training courses; 39 years for the cost of the building we purchased in October 2014.  We utilize the declining method of depreciation for property, equipment and space modifications, and the straight-line method of depreciation for software, training courses, and the building, due to the expected usage of these assets over time. These methods are expected to continue throughout the life of the assets.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.  Depreciation expense for the years ended December 31, 2020 and 2019 was $343,834 and $398,620 respectively.

Long-Lived Assets.   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.  No impairments were recorded for the years ended December 31, 2020 and 2019 respectively.

Patents.   The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (20 years for utility patents in the United States, and 14 years for design patents).  Amortization expense, including impairments, for the years ended December 31, 2020 and 2019 was $19,417 and $12,824 respectively.  Amortization expense for each of the next 5 years is estimated to be $12,858 per year.  Capitalized costs are expensed if patents are not granted.  We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.  Impairments of $5,990 and $0 were included in amortization expense for the years ended December 31, 2020 and 2019 respectively.  A summary of our patents at December 31, 2020 and 2019 is as follows:

	2020	2019
Patents issued	$190,508	$200,008
Patent applications	28,296	6,750
Accumulated amortization	(74,102)	(61,435)
Total net patents	$144,702	$145,323

Deposits and Other Assets.  We include the long-term portion of installment receivables with deposits.

Accrued Expenses.  We have accrued various expenses in our December 31 balance sheets, as follows.

	2020	2019
Compensation	$165,686	$167,027
Property and other taxes	69,109	72,868
Rebates	31,471	30,500
Federal income tax	—	20,063
	$266,266	$290,458

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

Years Ended December 31	2020	2019
Balance, beginning of year	$45,000	$40,000
Provision for estimated warranty claims	27,279	41,643
Claims made	(25,779)	(36,643)
Balance, end of year	$46,500	$45,000

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  For the years ended December 31, 2020 and 2019, we did not have any interest or penalties or any significant uncertain tax positions.

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below.

	Year Ended December 31,
Product sales:	2020	2019
Product sales and supplies	$5,509,424	$7,499,094
Training, certification and data recording	541,580	647,734
Service plans and equipment rental	71,344	104,742
Product sales subtotal	6,122,348	8,251,570
Royalties	148,398	411,111
Rental income	85,956	89,142
Total revenues	$6,356,702	$8,751,823

Deferred Revenue.  Deferred revenues arise from service contracts and from development contracts.  Revenues from service contracts are recognized on a straight-line basis over the life of the contract, generally one year, and are included in product revenue in our statements of income.  However, there are occasions when they are written for longer terms up to four years.  The revenues from that portion of the contract that extend beyond one year are shown in our balance sheets as long term.  Deferred revenues also result from progress payments received on development contracts; those revenues are recognized when the contract is complete and are included in product revenue in our statements of income.  All development contracts are for less than one year and all deferred revenues from this source are shown in our balance sheets as short term.

Grants. We received grants of $0 and $31,646 in 2020 and 2019 respectively.

Paycheck Protection Loan. In 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allocated $350 billion to help small businesses keep workers employed amid the pandemic and economic downturn. Known as the Paycheck Protection Program (“PPP”), the initiative provided federally guaranteed loans to small businesses.  A portion or all of these loans were to be forgiven if borrowers complied with certain PPP guidelines including spending the funds on authorized expenses and maintaining their payrolls during the crisis or restore their payrolls afterward. On May 4, 2020, the Company received proceeds of $465,097 from Bank of America under the PPP (the “PPP Loan”). The PPP provided that the PPP Loan could be partially or wholly forgiven if the funds were used for certain qualifying expenses as described in the CARES Act. The Company used the entire PPP Loan amount for qualifying expenses. Management elected to treat the loan as current in the balance sheet at December 31, 2020. No interest has been recognized in our financial statements.

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

Recent Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU were effective for us beginning on January 1, 2019 and were to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption was permitted. We adopted this new standard in 2019, which did not have a material impact on our financial statements or related disclosures.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  We used the Black-Scholes option-pricing model ("Black-Scholes model") to determine fair value. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based compensation expense recognized under ASC 718 for years 2020 and 2019 was $30,351 and $5,658 respectively.  Stock-based compensation expense related to employee stock options under ASC 718 is allocated to General and Administrative Expense when incurred.

Segment Reporting.   We have concluded that we have two operating segments, including our primary business which is as a developer, manufacturer and marketer of portable hand-held breathalyzers and related accessories, supplies and education.  As a result of purchasing our building on October 31, 2014, we have a second segment consisting of renting portions of our building to existing tenants, whose leases expire at various times until June 30, 2022.

Basic and Diluted Income and Loss per Common Share.  Net income or loss per share is calculated in accordance with ASC Topic 260, Earnings Per Share ("ASC 260").  Under the provisions of ASC 260, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  Dilution from potential common shares outstanding at December 31, 2020 and 2019 was $0 and $0 per share, respectively.

3.  BASIC AND DILUTED INCOME AND LOSS PER COMMON SHARE

We report both basic and diluted net income or loss per common share.  Basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period.

The following table presents the calculation of basic and diluted net income per common share:

	Years Ended December 31,
	2020	2019
Net income (loss)	$(921,930)	$625,826
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$(.38)	$.26
Net income (loss) per share-diluted	$(.38)	$.26
Antidilutive employee stock options	—	—

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

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends.  Options to purchase 50,000 shares of stock at $6.00 apiece were granted in 2017 with vesting conditioned on meeting performance standards. An additional total of 110,500 options were granted during the year ended December 31, 2020, 48,000 of which were granted to two officers and three directors. Out of that 48,000, the officers were granted 37,500 and 7,500 and the directors were granted 1,000 each. These options vested immediately upon granting. Upon separation of employment, the 7,500 granted to the officer expired without being exercised. No options were exercised during the year ended December 31, 2020 or during the year ended December 31, 2019.

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

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended December 31, 2020 and 2019 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2018	50,000	$6.00
Granted	3,000	5.51
Exercised	—	—
Forfeited/expired	(25,000)	—
BALANCE AT DECEMBER 31, 2019	28,000	$5.95
Granted	110,500	3.80
Exercised	—	—
Forfeited/expired	(39,750)	—
BALANCE AT DECEMBER 31, 2020	98,750	$4.09

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2020:

STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$5.51	3,000	3.58	$5.51	3,000	$5.51
$3.80	95,750	4.17	$3.80	95,750	$3.80

The exercise price of all options granted through December 31, 2020 has been equal to or greater than the fair market value as of the date of grant, as determined by the Board.  As of December 31, 2020, 44,550 options for our common stock remain available for grant under the 2013 Plan.

Options to purchase 50,000 shares of stock at $8.83 apiece were granted during the year ended December 31, 2016. These options were forfeited and replaced with options to purchase 50,000 shares of stock at $6.00 apiece in 2018 in conjunction with the amendment of an employment agreement. In accordance with the terms of the grant, the number of options was reduced to 25,000 on December 31, 2019, and further reduced to 0 on December 31, 2020 as vesting of these options is subject to performance that will not be achieved. The provisions of ASC 718-10-55 require the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values.  Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model.  The BSM option pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk free interest rate and expected dividends.  For the options granted in 2019, the pricing model assumptions were: risk-free interest rate 1.84%, expected life 5 years, expected volatility 22%, expected dividend rate 0%. For the options granted in 2020, the pricing model assumptions were: risk-free interest rate .88%, expected life 5 years, expected volatility 23%, expected dividend rate 0%. Applying these assumptions resulted in a fair value of $92,698, all of which was charged against operations with a corresponding credit to capital. Unvested options were credited against operations, which resulted in total share-based compensation cost for the year ended December 31, 2020 of $30,351 and $5,658 for the year ended December 31, 2019.

No options were exercised during the years ended December 31, 2020 and 2019.

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

Year	Amount
2021	$48,020
2022	50,005
2023	52,072
2024	1,178,528
Total	1,328,625
Less financing cost	(4,158)
Net term loan payable	1,324,467
Less current portion	(46,936)
Long term portion	$1,277,531

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of December 31, 2020 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $733,642 at December 31, 2020.

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

6.  LINE OF CREDIT AND PAYCHECK PROTECTION LOAN

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2018, and bears interest at a rate equal to the LIBOR daily floating rate of .0776% and 1.4375% on December 31, 2020 and 2019, respectively, plus 2.5%.  The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2021.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located. The revolving line of credit facility requires that certain financial ratios be maintained. As a result of the loss in 2020, these ratios were not met and the revolving line of credit is unavailable until such time as these ratio requirements are met. There was no balance due on the line of credit as of December 31, 2020 and December 31, 2019.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allocated $350 billion to help small businesses keep workers employed amid the pandemic and economic downturn. Known as the Paycheck Protection Program (“PPP”), the initiative provides federally guaranteed loans to small businesses.  A portion or all of these loans may be forgiven if borrowers comply with certain PPP guidelines including spending the funds on authorized expenses and maintaining their payrolls during the crisis or restore their payrolls afterward. On May 4, 2020, the Company received proceeds of $465,097 from Bank of America under the PPP (the “PPP Loan”). The PPP Loan has a two-year term, a maturity date of May 3, 2022, and interest at a rate of 1.0% per annum. The Paycheck Protection Program Flexibility Act of 2020 extended the deferral period for borrower payments of principal, interest, and fees on all PPP loans to the date that SBA remits the borrower’s loan forgiveness amount to the lender. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan note contains events of default and other provisions customary for a loan of this type. The funds were used for certain qualifying expenses as described in the CARES Act. Management has elected to treat the loan as current in the balance sheet at December 31, 2020. No interest has been recognized in our financial statements

7.  INCOME TAXES

We account for income taxes under ASC 740, which requires the use of the liability method.  ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. As a result of carrying back our 2020 net operating loss, previous Federal General Business Credits have been eliminated, leaving a carryover available for 2020 of $141,608, of which none has been used, and leaving a carryover available for 2021 of $179,426.

Our income tax (benefit) provision is summarized below:

Years Ended	December 31, 2020	December 31, 2019
Current:
Federal	$(213,924)	$33,051
State	—	35,274
Total current	(213.924)	68,325
Deferred:
Federal	(9,227)	(5,563)
State	(52,257)	(1,226)
Total deferred	(61,484)	(6,789)
Total	$(275,408)	$61,536

The items accounting for the difference between income taxes computed at the federal statutory rate and the (benefit) provision for income taxes consists of the following:

Years Ended	December 31, 2020	December 31, 2019
Federal statutory rate	$(194,152)	$144,346
Effect of:
State taxes, net of federal tax benefit	(52,258)	(34,048)
Research & development credit	—	(124,154)
Other	(28,998)	75,392
Total	$(275,408)	$61,536

The components of the deferred tax asset are as follows:

Deferred Tax Assets:	December 31, 2020	December 31, 2019
Bad debt reserve	$13,840	$7,689
Inventory reserve	41,008	35,882
Accrued vacation	19,816	18,241
Deferred income	11,336	13,312
Warranty reserve	11,918	11,534
State net operating loss carry forward	50,224	—
Total	$148,142	$86,658

Our income tax returns are no longer subject to Federal or state tax examinations by tax authorities for years before 2015.

8.  LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at December 31, 2020 or December 31, 2019, and therefore made no accruals for legal proceedings in either 2020 or 2019.

9.  MAJOR CUSTOMERS/SUPPLIERS

We depend on sales that are generated from our customers' ongoing usage of alcohol testing instruments.

One customer contributed 6% ($380,990) to our product sales in 2020, a second customer contributed 4% ($236,735), a third customer contributed 4% ($222,656), and no other customer contributed more than 3%. One customer contributed 8% ($622,563) to our total sales in 2019, a second customer contributed 6% ($484,607), a third customer contributed 5% ($379,938), and no other customer contributed more than 3%.  In making this determination, we considered the federal government, state governments, local governments, and foreign governments each as a single customer.

In 2020, we depended upon three vendors for approximately 21% of our purchases (three vendors and 24% respectively in 2019).

10.  DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We have adopted a 401(k) Profit Sharing Plan ("401(k) Plan") which covers all full-time employees who have completed 3 months of full-time continuous service and are age eighteen or older. Participants may defer up to 100% of their gross pay up to 401(k) Plan limits.  Participants are immediately vested in their contributions.  We make monthly discretionary matching contributions of 3% of the total payroll of the participating employees.  In 2020 and 2019 we contributed $31,853 and $54,669 respectively.  The participants vest in Company contributions based on years of service, with a participant fully vested after six years of credited service.

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

The following sets forth information about the operations of the business segments for the years ended December 31, 2020 and 2019.

	2020	2019
Product sales	$6,122,348	$8,251,570
Royalties	148,398	411,111
Products subtotal	6,270,746	8,662,681
Rentals	85,956	89,142
Total	$6,356,702	$8,751,823

Gross profit:
Product sales	$2,002,161	$3,493,665
Royalties	148,398	411,111
Products subtotal	2,150,559	3,904,776
Rentals	29,987	31,227
Total	$2,180,546	$3,936,003

Interest expense:
Product sales	$36,863	$36,743
Royalties	—	—
Products subtotal	36,863	36,743
Rentals	19,266	21,059
Total	$56,129	$57,802

Net income (loss) before taxes:
Product sales	$(1,356,457)	$266,083
Royalties	148,398	411,111
Products subtotal	(1,208,059)	677,194
Rentals	10,721	10,168
Total	$(1,197,338)	$687,362

There were no intersegment revenues.

At December 31, 2020, $592,914 of our assets were used in the Rentals segment, with the remainder, $7,943,434, used in the Products and unallocated segments.

Future rental income and related expenses will depend on whether existing leases are renewed. Minimum base rents for leases in place at December 31, 2020 are scheduled to be $48,856 in 2021, $30,456 in 2022 and $15,378 in 2023.

12.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements, except for the following.

In February 2021, our Paycheck Protection Loan of $465,097 was forgiven in its entirety. In addition, we applied for a second Paycheck Protection Program loan in the amount of $471,347.

On March 13, 2021 we granted 20,500 options to key employees, including 16,000 options to officers, which have a term of 5 years, and which are immediately and fully vested. Under ASC 718, the value of each stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Cumulative compensation cost recognized in net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of compensation expense in the period of forfeiture. The volatility of the stock is based on a comparable public company's historical volatility since our stock is rarely traded.  Fair value computations are highly sensitive to the volatility factor; the greater the volatility, the higher the computed fair value of options granted. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility.

The factors used to estimate the value of the revised option grant on March 13, 2021 and the resulting fair market value, are as follows.

Stock price	$3.75
Exercise price per share	$3.80
Original term (years)	5
Volatility	24.00%
Annual rate of quarterly dividends	None
Risk free interest rate	.88%
Fair market value of options	$17,157

The above fair market value of these options will be a charge to our statement of income, with an offsetting credit to capital, for the quarter ending March 31, 2021.

13.  QUARTERLY RESULTS (UNAUDITED)

2020	Q1	Q2	Q3	Q4
Revenues	$2,018,336	$1,320,038	$1,555,068	$1,463,260
Gross profit	778,076	328,069	597,104	477,297
Net income (loss)	(165,306)	(349,592)	(212,766)	(194,266)
Basic earnings (loss) per share	(0.07)	(0.14)	(0.09)	(.08)
Diluted earnings (loss) per share	$(0.07)	$(0.14)	$(0.09)	$(.08)

2019	Q1	Q2	Q3	Q4 (1)
Revenues	$2,068,761	$2,337,722	$2,258,155	$2,087,185
Gross profit	932,202	1,155,134	1,065,067	783,600
Net income (loss)(1)	30,964	218,720	151,525	224,617
Basic earnings (loss) per share	0.01	0.09	0.06	0.01
Diluted earnings (loss) per share	$0.01	$0.09	$0.06	$0.01

(1)	Includes settlement proceeds of $225,199 in Q4.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the "Exchange Act").  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Internal Control over Financial Reporting

(a)	Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2014.  Based on our evaluation under the framework in Internal Control-Integrated Framework issued by the COSO in 2014, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

(c)	Changes in Internal Control over Financial Reporting

As of September 24, 2020, Lifeloc’s Principal Accounting Officer and Controller, Kristie LaRose was no longer employed with Lifeloc and Lifeloc employee Michelle Heim was promoted to fill these positions. Other than this personnel change, there were no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2020.

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2020.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2020.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	98,750	$3.85	44,550
Equity compensation plans not approved by security holders	—	—	—
Total	98,750	$3.85	44,550

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2020.

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2020.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our financial statements are provided under Item 8 of this Annual Report.

(b) The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated as of March 8, 2017, by and among Lifeloc Technologies, Inc., Integrated Monitoring Systems, LLC, and Track Group Inc. (5)
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
3.12	Amended and Restated Bylaws of Lifeloc Technologies, Inc., dated as of March 31, 2017 (4)
4.1	Form of Certificate representing Common Stock (1)
10.1	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.2	Form of Standard Distribution Agreement (1)
10.3	Loan Agreement with Bank of America (Term Loan), dated October 29, 2014 (3)
10.4	Deed of Trust with Bank of America, dated October 29, 2014 (3)
10.5	Security Agreement with Bank of America, dated October 29, 2014 (3)
10.6	Loan Agreement with Bank of America (Line of Credit), dated October 29, 2014 (3)
10.7	Amendment No. 3 to Loan Agreement dated May 15, 2018 (6)
10.8†	2013 Stock Option Plan (2)
10.9†	Amended and Restated Employment Agreement with Wayne Willkomm, Ph.D., dated October 5, 2018 (7)
23.1*	Consent of Causey Demgen & Moore P.C. (contained in Item 8. Financial Statements and Supplementary Data - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019, in this Annual Report)
31.1*	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2*	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

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

Dated: March 30, 2021

LIFELOC TECHNOLOGIES, INC.

By:	/s/ Wayne R. Willkomm
Wayne R. Willkomm, Ph.D.
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne R. Willkomm	March 30, 2021
Wayne R. Willkomm, Ph.D.
Chief Executive Officer and President (Principal Executive Officer) Director

/s/ Vern D. Kornelsen	March 30, 2021
Vern D. Kornelsen
Chief Financial Officer (Principal Financial Officer) Director

/s/ Michelle Heim	March 30, 2021
Michelle Heim Controller (Principal Accounting Officer)

/s/ Robert Greenlee	March 30, 2021
Robert Greenlee Director
/s/ Michael J. Kornelsen	March 30, 2021
Michael J. Kornelsen, D.M.A. Director

/s/ Donald E. Siecke	March 30, 2021
Donald E. Siecke Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated as of March 8, 2018, by and among Lifeloc Technologies, Inc., Integrated Monitoring Systems, LLC, and Track Group Inc. (5)
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
3.12	Amended and Restated Bylaws of Lifeloc Technologies, Inc., dated as of March 31, 2017 (4)
4.1	Form of Certificate representing Common Stock (1)
10.1	Contract No. 071B0200005 between the State of Michigan and Lifeloc Technologies, Inc., dated October 5, 2009 (1)
10.2	Form of Standard Distribution Agreement (1)
10.3	Loan Agreement with Bank of America (Term Loan), dated October 29, 2014 (3)
10.4	Deed of Trust with Bank of America, dated October 29, 2014 (3)
10.5	Security Agreement with Bank of America, dated October 29, 2014 (3)
10.6	Loan Agreement with Bank of America (Line of Credit), dated October 29, 2014 (3)
10.7	Amendment No. 3 to Loan Agreement dated May 15, 2018 (6)
10.8†	2013 Stock Option Plan (2)
10.9†	Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated October 5, 2018 (7)
23.1*	Consent of Causey Demgen & Moore P.C. (contained in Item 8. Financial Statements and Supplementary Data - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019, in this Annual Report)
31.1*	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2*	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

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

