Form 10-Q
period 2021-03-31
Lifeloc Technologies, Inc
filed 2021-05-12
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at May 10, 2021)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LCTC	N/A

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2021

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	March 31,
	2021	December 31,
CURRENT ASSETS:	(Unaudited)	2020
Cash	$2,317,035	$2,195,070
Accounts receivable, net	693,225	523,603
Inventories, net	2,580,148	2,498,126
Income taxes receivable	234,541	220,657
Prepaid expenses and other	98,568	77,962
Total current assets	5,923,517	5,515,418

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	958,785	958,785
Training courses	432,375	432,375
Office equipment, software and space modifications	216,618	216,618
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	190,818	190,818
Less accumulated depreciation	(2,341,432)	(2,277,839)
Total property and equipment, net	2,499,695	2,563,288

OTHER ASSETS:
Patents, net	141,738	144,702
Deposits and other	164,798	164,798
Deferred taxes	149,583	148,142
Total other assets	456,119	457,642

Total assets	$8,879,331	$8,536,348

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$355,819	$333,851
Term loan payable, current portion	46,612	46,936
Paycheck Protection loan payable	471,347	465,097
Customer deposits	161,465	155,295
Accrued expenses	163,719	266,266
Deferred revenue, current portion	44,154	41,053
Reserve for warranty expense	46,500	46,500
Total current liabilities	1,289,616	1,354,998

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,266,120	1,277,531

DEFERRED REVENUE, net of current portion	2,325	3,177
Total liabilities	2,558,061	2,635,706

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,454,116 shares outstanding	4,650,812	4,633,655
Retained earnings	1,670,458	1,266,987
Total stockholders' equity	6,321,270	5,900,642

Total liabilities and stockholders' equity	$8,879,331	$8,536,348

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended March 31,
REVENUES:	2021	2020
Product sales	$1,775,447	$1,937,866
Royalties	12,564	59,281
Rental income	21,532	21,189
Total	1,809,543	2,018,336

COST OF SALES	985,666	1,240,260

GROSS PROFIT	823,877	778,076

OPERATING EXPENSES:
Research and development	307,212	296,897
Sales and marketing	230,478	326,564
General and administrative	350,120	356,887
Total	887,810	980,348

OPERATING INCOME (LOSS)	(63,933)	(202,272)

OTHER INCOME (EXPENSE):
Forgiveness of Paycheck Protection loan	465,097	—
Interest income	499	7,176
Interest expense	(13,517)	(14,131)
Total other income (expense)	452,079	(6,955)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	388,146	(209,227)

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	15,325	43,921

NET INCOME (LOSS)	$403,471	$(165,306)

NET INCOME (LOSS) PER SHARE, BASIC	$0.16	$(0.07)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.16	$(0.07)

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

See accompanying notes

Lifeloc Technologies, Inc.
Statements of Stockholders' Equity (Unaudited)

	Three Months Ended March 31,
	2021	2020
Total stockholders' equity, beginning balances	$5,900,642	$6,792,221

Common stock (no shares issued during periods):
Beginning balances	4,633,655	4,603,304
Stock based compensation expense related to stock options	17,157	32,111
Ending balances	4,650,812	4,635,415

Retained earnings:
Beginning balances	1,266,987	2,188,917
Net income (loss)	403,471	(165,306)
Ending balances	1,670,458	2,023,611
Net income (loss)	403,471	(165,306)
Stock based compensation expense related to stock options	17,157	32,111

Total stockholders' equity, ending balances	$6,321,270	$6,659,026

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2021	2020
Net income (loss)	$403,471	$(165,306)
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities-
Forgiveness of Paycheck Protection loan (round 1)	(465,097)	—
Depreciation and amortization	66,828	97,199
Provision for doubtful accounts, net change	—	2,000
Provision for inventory obsolescence, net change	—	36,765
Deferred taxes, net change	(1,441)	(9,349)
Reserve for warranty expense, net change	—	1,000
Stock based compensation expense related to stock options	17,157	32,111
Changes in operating assets and liabilities-
Accounts receivable	(169,622)	1,201
Inventories	(82,022)	(286,797)
Income taxes receivable	(13,884)	(34,555)
Prepaid expenses and other	(20,606)	(120,915)
Accounts payable	21,968	218,563
Customer deposits	6,170	(29,699)
Accrued expenses	(102,547)	28,908
Deferred revenue	2,249	(4,539)
Net cash provided from (used in) operating activities	(337,376)	(233,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(9,088)
Patent filing expense	—	(18,772)
Net cash (used in) investing activities	—	(27,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Paycheck Protection loan (round 2)	471,347	—
Principal payments made on term loan	(12,006)	(11,391)
Net cash provided from (used in) financing activities	459,341	(11,391)

NET INCREASE (DECREASE) IN CASH	121,965	(272,664)

CASH, BEGINNING OF PERIOD	2,195,070	3,185,996

CASH, END OF PERIOD	$2,317,035	$2,913,332

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$13,246	$13,860

Cash paid for income tax	$—	$20,063

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of March 31, 2021 and December 31, 2020, and the results of operations and cash flows for the quarters ended March 31, 2021 and March 31, 2020. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2020 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At March 31, 2021 and December 31, 2020, inventory consisted of the following:

	2021	2020
Raw materials & deposits	$2,227,166	$2,116,389
Work-in-process	31,777	16,862
Finished goods	481,205	524,875
Total gross inventories	2,740,148	2,658,126
Less reserve for obsolescence	(160,000)	(160,000)
Total net inventories	$2,580,148	$2,498,126

Income Taxes.  We account for income taxes under the provisions of ASC Topic 740, Accounting for Income Taxes ("ASC 740"). We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (loss) at the end of the interim period.

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below for the three months ended March 31, 2021 and March 31, 2020.

Product sales:	2021	2020
Product sales and supplies	$1,626,160	$1,767,140
Training, certification and data recording	135,922	148,182
Service plans and equipment rental	13,365	22,544
Products subtotal	1,775,447	1,937,866
Royalties	12,564	59,281
Building rentals	21,532	21,189
Total revenues	$1,809,543	$2,018,336

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

Stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2021 and 2020 was $17,157 and $32,111 respectively. These amounts consist of stock-based compensation expenses from grants of employee stock options which are allocated to General and Administrative Expense when incurred.

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

3.  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

We report both basic and diluted net income (loss) per common share.  Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. The shares used in the calculation of dilutive potential common shares exclude options to purchase shares in loss periods since they are anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per common share for three months ended March 31, 2021 and March 31, 2020:

	2021	2020
Net income (loss)	$403,471	$(165,306)
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$0.16	$(0.07)
Net income (loss) per share-diluted	$0.16	$(0.07)
Antidilutive employee stock options	—	—

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2021:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$5.51	3,000	3.33	$5.51	3,000	$5.51
$3.80	95,750	3.92	$3.80	95,750	$3.80
43.80	20,500	4.92	$3.80	20,500	$3.80

The exercise price of all options granted through March 31, 2021 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued. As of March 31, 2021, 24,050 options for our common stock remain available for grant under the 2013 Plan.

We granted 50,000 options to an officer in January of 2016, which were to vest based on the achievement of certain performance conditions. In accordance with the terms of the grant, the number of options was reduced to 25,000 on December 31, 2019, and further reduced to 0 on December 31, 2020 as vesting of these options was subject to performance that was not achieved.

A total of 20,500 options were granted during the three months ended March 31, 2021, 16,000 of which were granted to two officers and 4,500 of which were granted to two employees.

A total of 110,500 options were granted during the three months ended March 31, 2020, 48,000 of which were granted to two officers and three directors. Out of that 48,000, the officers were granted 37,500 and 7,500 and the directors were granted 1,000 each. These options vested immediately upon granting.

No options were exercised during the three months ended March 31, 2021 or during the three months ended March 31, 2020.

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

2021	$36,015
2022	50,005
2023	52,072
2024	1,178,528
Total	1,316,620
Less financing cost	(3,888)
Net term loan payable	1,312,732
Less current portion	(46,612)
Long term portion	$1,266,120

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of March 31, 2021, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $558,881 at March 31, 2021.

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

6.  LINE OF CREDIT AND PAYCHECK PROTECTION LOANS

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2018, and bears interest at a rate equal to the LIBOR daily floating rate of .07475% and .0776% on March 31, 2021 and December 31, 2020, respectively, plus 2.5%.  The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to June 30, 2021.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located. The revolving line of credit facility requires that certain financial ratios be maintained. As a result of the losses in 2020, these ratios were not met and the revolving line of credit is unavailable until such time as these ratio requirements are met. There was no balance due on the line of credit as of March 31, 2021 and December 31, 2020.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allocated $350 billion to help small businesses keep workers employed amid the pandemic and economic downturn. Known as the Paycheck Protection Program (“PPP”), the initiative provides federally guaranteed loans to small businesses.  A portion or all of these loans may be forgiven if borrowers comply with certain PPP guidelines including spending the funds on authorized expenses and maintaining their payrolls during the crisis or restore their payrolls afterward. On May 4, 2020, the Company received proceeds of $465,097 from Bank of America under the PPP (the “PPP Loan”). The PPP Loan has a two-year term, a maturity date of May 3, 2022, and interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan note contains events of default and other provisions customary for a loan of this type. The funds were used for certain qualifying expenses as described in the CARES Act, and was forgiven in its entirety in February, 2021. Proceeds of $471,347 were received from a second loan with similar terms in February, 2021 and the funds are being used for qualifying expenses as described in the CARES Act and the Company plans to timely apply for forgiveness on the full balance of the second loan. No interest on either loan has been recognized in our financial statements.

 7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for (benefit from) income taxes consists of the following.

	Three Months Ended March 31,
	2021	2020
Federal statutory rate	$81,511	$(43,938)
Effect of:
State taxes, net of federal tax benefit	2,769	8,181
Paycheck Protection loan forgiveness and other	(99,605)	(8,164)
Total	$(15,325)	$(43,921)

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

The following sets forth information about the operations of the business segments for the three months ended March 31, 2021 and 2020.

	2021	2020
Product sales	$1,775,447	$1,937,866
Royalties	12,564	59,281
Products subtotal	1,788,011	1,997,147
Rentals	21,532	21,189
Total	$1,809,543	$2,018,336

Gross profit:
Product sales	$796,424	$714,294
Royalties	12,564	59,281
Products subtotal	808,988	773,575
Rentals	14,889	4,501
Total	$823,877	$778,076

Interest expense:
Product sales	$8,881	$9,280
Royalties	—	—
Products subtotal	8,881	9,280
Rentals	4,636	4,851
Total	$13,517	$14,131

Net income (loss) before taxes:
Product sales	$365,329	$(268,158)
Royalties	12,564	59,281
Products subtotal	377,893	(208,877)
Rentals	10,253	(350)
Total	$388,146	$(209,227)

There were no intersegment revenues.

At March 31, 2021, $588,601 of our assets were used in the Rentals segment, with the remainder, $8,290,730, used in the Products and unallocated segments.

9.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements, except as follows.

A lease for a portion of our building that will expire on April 30, 2021 has been renewed for one year. Gross income of $58,800 for the lease term ending April 30, 2022 is expected from this lease.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans" or "anticipates" or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled "Risk Factors" in our December 31, 2020 Form 10-K.

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

In the third quarter of 2014, we received approval from DOT for our EASYCAL® automatic calibration station for use with our Phoenix ® 6.0 Evidential Breath Testers, and we began shipments of the EASYCAL® to our law enforcement, corrections, workplace and international customers.   The EASYCAL® calibration station is a first of its kind device that automatically performs breath tester instrument calibration, calibration verification and gas management.  As compared to manual instrument calibration, the EASYCAL® reduces the opportunity for human error, saves time and reduces operating costs.  In May 2019, we received DOT approval on a second generation EASYCAL® with broader capabilities called the EASYCAL® G2.

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

In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product ("R.A.D.A.R.®") from Track Group, Inc. ("TRCK") for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence. Manufacture of the second generation R.A.D.A.R.® began in 2020. This design has been finalized with several devices now in field testing and sales release planned this year.

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

Real Property

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 14,412 square feet are occupied by us and 7,913 square feet are currently leased to two tenants whose leases expire at various times until June 30, 2022. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. The loan matures in October 2024.

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

Results of Operations

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Net sales. Our product sales for the quarter ended March 31, 2021 were $1,775,447, a decrease of 8% from $1,937,866 for the quarter ended March 31, 2020.  This decrease is primarily attributable to a decrease in demand in the current quarter, which is impacted by Covid-19. Covid-19 began to impact the same quarter a year ago, mostly beginning to decrease demand late in the quarter.  When royalties of $12,564 and rental income of $21,532 are included, total revenues of $1,809,543 decreased by $208,793, or 10%, for the quarter ended March 31, 2021 when compared to the same quarter a year ago. Product sales and royalties continued to decline in Q2 a year ago. With the diminishing effects of the pandemic, we expect revenues to be somewhat higher in the remainder of 2021 when compared to 2020.

Gross profit.   Our total gross profit for the three months ended March 31, 2021 of $823,877 represented an increase of 6% from total gross profit of $778,076 for the same period a year earlier. This increase is primarily as a result of a change in the sales mix of products, offset in part by decreased royalties. Cost of product sales decreased from $1,223,572 in Q1 of 2020 to $979,023 in Q1 of 2021, or 20%, primarily as a result of decreased sales volume and fixed production overhead.  Gross profit margin on products went from 37% in Q1 of 2020 to 45% in Q1 of 2021 as a result of the foregoing factors.

Research and development expenses.  Our research and development expenses were $307,212 for the quarter ended March 31, 2021, representing an increase of 4% over the $296,897 in the same quarter a year ago.  This increase resulted mostly from adding personnel and increased compensation, along with higher payments to outside vendors in connection with the work pertaining to the SpinDx development.

Sales and marketing expenses.   Our sales and marketing expenses of $230,478 for the quarter ended March 31, 2021 were lower by $96,086 (29%) from the $326,564 for the quarter ended March 31, 2020, primarily as a result of lower commissions on lower sales.

General and administrative expenses.   Our general and administrative expenses of $350,120 for the quarter ended March 31, 2021 were relatively unchanged from the $356,887 in the same period a year ago.

Other income (expense).  Our other income consisted of $465,097 resulting from forgiveness in Q1 of 2021 of the Paycheck Protection loan obtained in 2020, versus none in the same period a year ago. Interest income of $499 in the quarter ended March 31, 2021 decreased by $6,677 in the same quarter a year ago, mostly as the result of investing less cash in Q1 of 2021.  Our interest expense of $13,517 in the current quarter over $14,131 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income (loss).   We realized net income of $403,471 for the quarter ended March 31, 2021 compared to a net loss of ($165,306) for the quarter ended March 31, 2020.  This increase of $568,777 was the result of the changes in gross profit and operating expenses discussed above, offset in part by a reduction of income tax benefit of $28,596, with the forgiveness of our Paycheck Protection loan in the current quarter of $465,097 being a major factor.

Trends and Uncertainties That May Affect Future Results

Revenues in the first quarter of 2021 were lower compared to revenues in 2020 as a result of the Covid-19 pandemic not yet having fully commenced in the first quarter of 2020.  We believe the effects of the pandemic are beginning to diminish, and we expect the remainder of 2021 to show modest improvement over 2020.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

We have traditionally funded working capital needs through product sales and close management of working capital components of our business.  Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes. In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies.  Although we maintained profitability during the several years prior to 2020, we expect that operating losses could continue in the future.  Should that situation arise, we may not be able to obtain working capital funds necessary in the time frame needed, at satisfactory terms or at all.

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2017), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (increased to $500,000 in 2016, and again to $750,000 in 2017) from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. The revolving line of credit facility requires that certain financial ratios be maintained. As a result of the losses in 2020, these ratios were not met and the revolving line of credit is unavailable until such time as these ratio requirements are met. As of March 31, 2021, this credit facility had not been used.

Equipment and software purchased during the quarter ended March 31, 2021 were $0, compared to $9,088 in the same period a year ago.  Building improvements during the quarter ended March 31, 2021 were $0, compared to $0 in the quarter ended March 31, 2020. We filed patent applications at a cost to us of $0 in the first quarter of 2021 and $18,772 in the first quarter of 2020.

As of March 31, 2021, cash was $2,317,035, accounts receivable were $693,225 and current liabilities were $1,289,616 resulting in a net liquid asset amount of $1,720,644.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended March 31, 2021 and for the quarter ended March 31, 2020, warranty costs were not deemed significant.

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

In March 2017, we acquired the R.A.D.A.R.® assets from TRCK, which consisted of production equipment and of hardware device technology (the "Devices") that are depreciated over 5 years using the double declining balance method when placed in service. With the R.A.D.A.R.® assets, we also purchased software designed to measure breath alcohol content of the user and software technology designed to allow the Devices to be configured and to capture and manage the data being returned from the Device, as well as 6 issued U.S. patents and 16 domestic and international patent applications.  This software and the patents and patent applications are amortized over 15 years using the straight line method.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ''Risk Factors'' in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the three months ended March 31, 2021 or during the three months ended March 31, 2020.  There were no sales of equity securities during the three months ended March 31, 2021 or during the three months ended March 31, 2020.

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

LIFELOC TECHNOLOGIES, INC.

May 12, 2021	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

May 12, 2021	By:	/s/ Michelle Heim
Date		Michelle Heim
Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	First Amended and Restated Employment Agreement dated January 25, 2020 by and between Lifeloc Technologies, Inc. and Wayne Willkomm, Ph.D. (incorporated by reference to our Current Report on Form 8-K filed on January 25, 2020
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document