Form 10-Q
period 2021-06-30
Lifeloc Technologies, Inc
filed 2021-08-05
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at June 30, 2021)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LCTC	N/A

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended June 30, 2021

2

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

 LIFELOC TECHNOLOGIES, INC.

Condensed Balance Sheets

ASSETS
	June 30,
	2021	December 31,
CURRENT ASSETS:	(Unaudited)	2020
Cash	$2,390,591	$2,195,070
Accounts receivable, net	499,050	523,603
Inventories, net	2,495,960	2,498,126
Income taxes receivable	275,163	220,657
Prepaid expenses and other	90,766	77,962
Total current assets	5,751,530	5,515,418

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	958,785	958,785
Training courses	432,375	432,375
Office equipment, software and space modifications	216,618	216,618
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	249,279	190,818
Less accumulated depreciation	(2,405,026)	(2,277,839)
Total property and equipment, net	2,494,562	2,563,288

OTHER ASSETS:
Patents, net	138,774	144,702
Deposits and other	163,832	164,798
Deferred taxes	137,494	148,142
Total other assets	440,100	457,642

Total assets	$8,686,192	$8,536,348

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$232,015	$333,851
Term loan payable, current portion	47,910	46,936
Paycheck Protection loan payable	471,347	465,097
Customer deposits	163,425	155,295
Accrued expenses	212,164	266,266
Deferred revenue, current portion	41,998	41,053
Reserve for warranty expense	46,500	46,500
Total current liabilities	1,215,359	1,354,998

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,253,113	1,277,531

DEFERRED REVENUE, net of current portion	6,162	3,177
Total liabilities	2,474,634	2,635,706

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,454,116 shares outstanding	4,650,812	4,633,655
Retained earnings	1,560,746	1,266,987
Total stockholders' equity	6,211,558	5,900,642

Total liabilities and stockholders' equity	$8,686,192	$8,536,348

See accompanying notes

 LIFELOC TECHNOLOGIES, INC.

 Condensed Statements of Income (Unaudited)

	Three Months Ended June 30,
	2021	2020
REVENUES:
Product sales	$1,674,045	$1,265,698
Royalties	33,652	32,851
Rental income	21,939	21,489
Total	1,729,636	1,320,038

COST OF SALES	1,124,218	991,969

GROSS PROFIT	605,418	328,069

OPERATING EXPENSES:
Research and development	266,633	182,485
Sales and marketing	214,124	274,780
General and administrative	256,908	324,041
Total	737,665	781,306

OPERATING INCOME (LOSS)	(132,247)	(453,237)

OTHER INCOME (EXPENSE):
Interest income	813	3,242
Interest expense	(13,544)	(14,016)
Total	(12,731)	(10,774)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	(144,978)	(464,011)

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	35,266	114,419

NET INCOME (LOSS)	$(109,712)	$(349,592)

NET INCOME (LOSS) PER SHARE, BASIC	$(0.04)	$(0.14)

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.04)	$(0.14)

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,476,222

See accompanying notes

 LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Unaudited)

	Six Months Ended June 30,
REVENUES:	2021	2020
Product sales	$3,449,492	$3,203,564
Royalties	46,216	92,132
Rental income	43,471	42,678
Total	3,539,179	3,338,374

COST OF SALES	2,109,884	2,232,229

GROSS PROFIT	1,429,295	1,106,145

OPERATING EXPENSES:
Research and development	573,845	479,382
Sales and marketing	444,602	601,344
General and administrative	607,028	680,928
Total	1,625,475	1,761,654

OPERATING INCOME (LOSS)	(196,180)	(655,509)

OTHER INCOME (EXPENSE):
Forgiveness of Paycheck Protection loan	465,097	—
Interest income	1,312	10,418
Interest expense	(27,061)	(28,147)
Total	439,348	(17,729)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	243,168	(673,238)

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	50,591	158,340

NET INCOME (LOSS)	$293,759	$(514,898)

NET INCOME (LOSS) PER SHARE, BASIC	$0.12	$(0.21)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.12	$(0.21)

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

See accompanying notes

 Lifeloc Technologies, Inc.

 Statements of Stockholders' Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total stockholders' equity, beginning balances	$6,321,270	$6,659,026	$5,900,642	$6,792,221

Common stock (no shares issued during periods):
Beginning balances	4,650,812	4,635,415	4,633,655	4,603,304
Stock based compensation expense related
to stock options	—	312	17,157	32,423
Ending balances	4,650,812	4,635,727	4,650,812	4,635,727

Retained earnings:
Beginning balances	1,670,458	2,023,611	1,266,987	2,188,917
Net income (loss)	(109,712)	(349,592)	293,759	(514,898)
Ending balances	1,560,746	1,674,019	1,560,746	1,674,019

Total stockholders' equity, ending balances	$6,211,558	$6,309,746	$6,211,558	$6,309,746

See accompanying notes

LIFELOC TECHNOLOGIES, INC.

 Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$293,759	$(514,898)
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities-
Forgiveness of Paycheck Protection loan (round 1)	(465,097)
Depreciation and amortization	133,657	191,493
Provision for doubtful accounts, net change	(49,000)	5,000
Provision for inventory obsolescence, net change	(5,000)	42,265
Deferred taxes, net change	10,648	(11,516)
Stock based compensation expense related to stock options	17,157	32,423
Changes in operating assets and liabilities-
Accounts receivable	73,553	96,567
Inventories	7,166	(486,414)
Income taxes receivable	(54,506)	(146,807)
Prepaid expenses and other	(12,804)	(88,920)
Deposits and other	966	(58,823)
Accounts payable	(101,836)	96,684
Customer deposits	8,130	(47,951)
Accrued expenses	(54,102)	(79,974)
Deferred revenue	3,930	(4,365)
Net cash provided from (used in) operating activities	(193,379)	(975,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(58,461)	(9,088)
Patent filing expense	—	(18,772)
Net cash provided from (used in) investing activities	(58,461)	(27,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(23,986)	(22,899)
Proceeds from Paycheck Protection loan (round 2)	471,347	465,097
Net cash (used in) financing activities	447,361	442,198

NET INCREASE (DECREASE) IN CASH	195,521	(560,898)

CASH, BEGINNING OF PERIOD	2,195,070	3,185,996

CASH, END OF PERIOD	$2,390,591	$2,625,098

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$—	$27,605

Cash paid for (received from) income tax	$—	$20,063

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of June 30, 2021 and December 31, 2020, and the results of operations and cash flows for the quarters ended June 30, 2021 and June 30, 2020. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2020 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At June 30, 2021 and December 31, 2020, inventory consisted of the following:

	2021	2020
Raw materials & deposits	$2,061,696	$2,116,389
Work-in-process	27,840	16,862
Finished goods	561,424	524,875
Total gross inventories	2,650,960	2,658,126
Less reserve for obsolescence	(155,000)	(160,000)
Total net inventories	$2,495,960	$2,498,126

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below for the three and six months ended June 30, 2021 and June 30, 2020.

	Three Months Ended June 30,

Product sales:	2021	2020
Product sales and supplies	$1,490,978	$1,131,928
Training, certification and data recording	166,138	116,709
Service plans and equipment rental	16,929	17,061
Products subtotal	1,674,045	1,265,698
Royalties	33,652	32,851
Building rentals	21,939	21,489
Total revenues	$1,729,636	$1,320,038

	Six Months Ended June 30,
Product sales:	2021	2020
Product sales and supplies	$3,117,138	$2,899,068
Training, certification and data recording	302,060	264,891
Service plans and equipment rental	30,294	39,605
Products subtotal	3,449,492	3,203,564
Royalties	46,216	92,132
Building rentals	43,471	42,678
Total revenues	$3,539,179	$3,338,374

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2021 and 2020 was $0 and $312 respectively, and for the six months ended June 30, 2021 and 2020 it was $17,157 and $32,423 respectively. These amounts consist of stock-based compensation expenses from grants of employee stock options which are allocated to General and Administrative Expense when incurred.

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

The following table presents the calculation of basic and diluted net income (loss) per common share for three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,
	2021	2020
Net income (loss)	$(109,712)	$(349,592)
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$0.04	$(0.14)
Net income (loss) per share-diluted	$0.04	$(0.14)
Antidilutive employee stock options	—	12,500

	Six Months Ended June 30,
	2021	2020
Net income (loss)	$293,759	$(514,898)
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$0.12	$(0.20)
Net income (loss) per share-diluted	$0.12	$(0.20)
Antidilutive employee stock options	—	12,500

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at June 30, 2021:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$5.51	3,000	3.08	$5.51	3,000	$5.51
$3.80	95,750	3.67	$3.80	95,750	$3.80
$43.80	20,500	4.67	$3.80	20,500	$3.80

The exercise price of all options granted through June 30, 2021 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued. As of June 30, 2021, 24,050 options for our common stock remain available for grant under the 2013 Plan.

We granted 50,000 options to an officer in January of 2016, which were to vest based on the achievement of certain performance conditions. In accordance with the terms of the grant, the number of options was reduced to 25,000 on December 31, 2019, and further reduced to 0 on December 31, 2020 as vesting of these options was subject to performance milestones that were not achieved.

A total of 20,500 options were granted during the six months ended June 30, 2021, 16,000 of which were granted to two officers and 4,500 of which were granted to two employees. A total of 110,500 options were granted during the three months ended June 30, 2020, 48,000 of which were granted to two officers and three directors. Out of that 48,000, the officers were granted 37,500 and 7,500 and the directors were granted 1,000 each. These options vested immediately upon granting.

No options were exercised during the six months ended June 30, 2021 or during the six months ended June 30, 2020.

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

2021	$24,035
2022	50,005
2023	52,072
2024	1,178,527
Total	1,304,639
Less financing cost	(3,616)
Net term loan payable	1,301,023
Less current portion	(47,910)
Long term portion	$1,253,113

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of June 30, 2021, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $515,279 at June 30, 2021.

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

6.  LINE OF CREDIT AND PAYCHECK PROTECTION LOANS

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2018, and bears interest at a rate equal to the LIBOR daily floating rate of .0865% and .0776% on June 30, 2021 and December 31, 2020, respectively, plus 2.5%.  The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to September 28, 2021.  The revolving line of credit facility is secured by all personal property and assets, whether now owned or hereafter acquired, wherever located. The revolving line of credit facility requires that certain financial ratios be maintained. As of June 30, 2021, these ratios remain unmet as a result of the losses in 2020 and the line of credit remains unavailable until such time as these ratio requirements are met. There was no balance due on the line of credit as of June 30, 2021 and December 31, 2020.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allocated $350 billion to help small businesses keep workers employed amid the pandemic and economic downturn. Known as the Paycheck Protection Program (“PPP”), the initiative provides federally guaranteed loans to small businesses.  A portion or all of these loans may be forgiven if borrowers comply with certain PPP guidelines including spending the funds on authorized expenses and maintaining their payrolls during the crisis or restore their payrolls afterward. On May 4, 2020, the Company received proceeds of $465,097 from Bank of America under the PPP (the “PPP Loan”) with loan term customary for a loan of the type. The funds were used for certain qualifying expenses as described in the CARES Act, and the loan was forgiven in its entirety in February, 2021. Proceeds of $471,347 were received from a second loan with similar terms in February, 2021 and the funds have been used for qualifying expenses as described in the CARES Act. The Company plans to timely apply for forgiveness of the full balance of the second loan. No interest on either loan has been recognized in our financial statements.

 7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for (benefit from) income taxes consists of the following.

Schedule of income tax reconciliation
	Three Months Ended June 30,
	2021	2020
Federal statutory rate	$(30,445)	$(97,442)
Effect of:
State taxes, net of federal tax benefit	6,708	21,469
Other	(11,529)	(38,446)
Total	$(35,266)	$(114,419)

	Six Months Ended June 30,
	2021	2020
Federal statutory rate	$51,066	$(141,380)
Effect of:
State taxes, net of federal tax benefit	9,477	29,650
Paycheck Protection loan forgiveness and other	(111,134)	(46,610)
Total	$(50,591)	$(158,340)

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

Operating profits for these segments exclude unallocated corporate items.  Administrative and staff costs are commonly used by all business segments and are indistinguishable.

The following sets forth information about the operations of the business segments for the three months ended June 30, 2021 and 2020.

	2021	2020
Product sales	$1,674,045	$1,265,698
Royalties	33,652	32,851
Products subtotal	1,707,697	1,298,549
Rentals	21,939	21,489
Total	$1,729,636	$1,320,038

Gross profit:
Product sales	$565,167	$285,890
Royalties	33,652	32,851
Products subtotal	598,819	318,741
Rentals	6,599	9,328
Total	$605,418	$328,069

Interest expense:
Product sales	$8,899	$9,205
Royalties	—	—
Products subtotal	8,899	9,205
Rentals	4,645	4,811
Total	$13,544	$14,016

Net income (loss) before taxes:
Product sales	$(180,584)	$(501,379)
Royalties	33,652	32,851
Products subtotal	(146,932)	(468,528)
Rentals	1,954	4,517
Total	$(144,978)	$(464,011)

The following sets forth information about the operations of the business segments for the six months ended June 30, 2021 and 2020.

	2021	2020
Product sales	$3,449,492	$3,203,564
Royalties	46,216	92,132
Products subtotal	3,495,708	3,295,696
Rentals	43,471	42,678
Total	$3,539,179	$3,338,374

Gross profit:
Product sales	$1,361,591	$1,000,184
Royalties	46,216	92,132
Products subtotal	1,407,807	1,092,316
Rentals	21,488	13,829
Total	$1,429,295	$1,106,145

Interest expense:
Product sales	$17,780	$18,485
Royalties	—	—
Products subtotal	17,780	18,485
Rentals	9,281	9,662
Total	$27,061	$28,147

Net income (loss) before taxes:
Product sales	$184,745	$(769,537)
Royalties	46,216	92,132
Products subtotal	230,961	(677,405)
Rentals	12,207	4,167
Total	$243,168	$(673,238)

There were no intersegment revenues.

At June 30, 2021, $584,287 of our assets were used in the Rentals segment, with the remainder, $8,101,905, used in the Products and unallocated segments.

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

Results of Operations

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Net sales. Our product sales for the quarter ended June 30, 2021 were $1,674,045, an increase of 32% from $1,265,698 for the quarter ended June 30, 2020.  This increase is primarily attributable to the temporary decrease in demand in the same quarter a year ago resulting from Covid-19. When royalties of $33,652 and rental income of $21,939 are included, total revenues of $1,729,636 increased by $409,598, or 31%, for the quarter ended June 30, 2021 when compared to the same quarter a year ago.

Gross profit.   Our total gross profit for the three months ended June 30, 2021 of $605,418 represented an increase of 85% from total gross profit of $328,069 for the same period a year earlier. This increase is primarily the result of the pandemic impacting the same period a year earlier. Cost of product sales increased from $979,808 in Q2 of 2020 to $1,108,878 in Q2 of 2021, or 13%, primarily as a result of increased sales volume.  Gross profit margin on products went from 23% in Q2 of 2020 to 34% in Q2 of 2021 as a result of the foregoing factors.

Research and development expenses.  Our research and development expenses were $266,633 for the quarter ended June 30, 2021, representing an increase of 46% over the $182,485 in the same quarter a year ago.  This increase resulted mostly from adding personnel and increased compensation, along with costs in connection with the work pertaining to the SpinDx development.

Sales and marketing expenses.   Our sales and marketing expenses of $214,124 for the quarter ended June 30, 2021 were lower by $60,656 (22%) from the $274,780 for the quarter ended June 30, 2020, primarily as a result of lower advertising.

General and administrative expenses.   Our general and administrative expenses of $256,908 for the quarter ended June 30, 2021 were lower by $67,133 (21%) from the $324,041 in the same period a year ago. This reduction results from an overall expense reduction which was caused by the pandemic.

Other income (expense).  Our other income consisted of $813 of interest vs. $3,242 in the same quarter a year ago, with the decrease resulting mostly from lower yields. Our interest expense of $13,544 in the current quarter over $14,016 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income (loss). We had a net loss of $(109,712) in the quarter ended June 30, 2021 compared to a net loss of ($349,592) for the quarter ended June 30, 2020.  This decrease was the result of increased sales and a general improvement in economic conditions resulting from a diminution of the effects of the pandemic, offset in part by the lower income tax benefit of $79,153.

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Net sales. Our product sales for the six months ended June 30, 2021 were $3,449,492, an increase of $245,928 (8%) from $3,203,564 for the same period a year ago.  When royalties of $46,216 and rental income of $43,471 are included, total revenues of $3,539,179 increased by $200,805, or 6%, for the six months ended June 30, 2021 when compared to the same six months a year ago, as a result of continuing decreased demand caused by Covid-19.

Gross profit.   Total gross profit for the six months ended June 30, 2021 of $1,429,295 represented an increase of 29% from total gross profit of $1,106,145 for the six months a year earlier. Cost of product sales was reduced from $2,203,380 in the six months ended June 30, 2020 to $2,087,901 or $115,479 (5%) in the six months ended June 30, 2020 as a result of an overall effort to lower fixed costs necessitated by the pandemic. Gross profit margin on products went from 31% in 2020 to 39% in 2021.

Research and development expenses.  Research and development expenses were $573,845 for the six months ended June 30, 2021 compared to $479,382 in the same period a year ago, an increase of 20%. This increase resulted mostly from adding personnel and increased compensation, along with costs in connection with the work pertaining to the SpinDx development.

Sales and marketing expenses.   Sales and marketing expenses of $444,602 for the six months ended June 30, 2021 decreased $156,742, or 26%, from the $601,344 in the same six months ended June 30, 2020, mostly as a result of the lower advertising and our overall expense reduction efforts.

General and administrative expenses.   General and administrative expenses of $607,028 for the six months ended June 30, 2021 were lower by $73,900, or 11%, from the $680,928 spent in the same six months a year ago. This decrease resulted primarily from our overall expense reduction efforts, as well as a one-time patent fee in 2020.

Other income (expense).  Other income consisted of $465,097 of forgiveness of our Paycheck Protection loan in 2021, along with interest income of $1,312 in the six months ended June 30, 2021 vs. no loan forgiveness in 2020 and interest income of $10,418. Interest expense in the six months ended June 30, 2021 was down by $207 over the same period a year ago as the result of the balance of the term loan on our building declining. The resulting total other income and expense of $439,348 in the six months ending June 30, 2021 was higher by $457,077 than in the same six months a year ago.

Net income.   We realized net income of $293,759 for the six months ended June 30, 2021 compared to a net loss of $(514,898) for the same six months ended June 30, 2020.  This increase of $808,657 was the result of the changes in gross profit and operating expenses discussed above, offset in part by a reduction of tax benefit of 107,749.

Trends and Uncertainties That May Affect Future Results

Revenues in the second quarter of 2021 were higher compared to revenues in 2020 as a result of the Covid-19 pandemic lowering 2020 revenue. We believe the effects of the pandemic are beginning to diminish, and we expect the remainder of 2021 to show improvement over 2020.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

Our 2021 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products for long term growth.  We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2021.  However, we believe that cash resources will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations or cost-cutting measures may be implemented.

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

We have traditionally funded working capital needs through product sales and close management of working capital components of our business.  Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes. In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies.  Although we maintained profitability during the several years prior to 2021 and 2020, we expect that operating losses could continue in the future.  Should that situation arise, we may not be able to obtain working capital funds necessary in the time frame needed, at satisfactory terms or at all.

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2017), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (increased to $500,000 in 2016, and again to $750,000 in 2017) from Bank of America secured by all assets of the Company.  The line of credit bears interest at a rate calculated at the LIBOR daily floating rate plus 2.5%. The revolving line of credit facility requires that certain financial ratios be maintained. As a result of the losses in 2020, these ratios were not met and the revolving line of credit remains unavailable until such time as these ratio requirements are met. As of June 30, 2021, this credit facility has not been used and remains unavailable.

Equipment and space modifications during the six months ended June 30, 2021 were $58,461, compared to $9,088 in the same period a year ago, attributable to SpinDx research and development, specifically the purchase of additional equipment and laboratory updates. We filed patent applications at a cost to us of $0 in the first six months of 2021 and $18,772 in the same period a year ago.

As of June 30, 2021, cash was $2,390,591, accounts receivable were $499,050 and current liabilities were $1,215,359 resulting in a net liquid asset amount of $1,674,282.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended June 30, 2021, and for the quarter ended June 30, 2020, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the three months ended June 30, 2021 or during the three months ended June 30, 2020.  There were no sales of equity securities during the three months ended June 30, 2021 or during the three months ended June 30, 2020.

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

LIFELOC TECHNOLOGIES, INC.

August 5, 2021	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

August 5, 2021	By:	/s/ Michelle Heim
Date		Michelle Heim
Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	First Amended and Restated Employment Agreement dated January 25, 2019 by and between Lifeloc Technologies, Inc. and Wayne Willkomm, Ph.D. (incorporated by reference to our Current Report on Form 8-K filed on January 25, 2019
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document