Form 10-Q
period 2021-09-30
Lifeloc Technologies, Inc
filed 2021-10-29
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at September 30, 2021)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LCTC	N/A

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended September 30, 2021

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS
	September 30,
	2021	December 31,
CURRENT ASSETS:	(Unaudited)	2020
Cash	$2,556,282	$2,195,070
Accounts receivable, net	600,068	523,603
Inventories, net	2,586,117	2,498,126
Income taxes receivable	45,288	220,657
Prepaid expenses and other	89,392	77,962
Total current assets	5,877,147	5,515,418

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	958,785	958,785
Training courses	432,375	432,375
Office equipment, software and space modifications	216,618	216,618
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	255,072	190,818
Less accumulated depreciation	(2,474,356)	(2,277,839)
Total property and equipment, net	2,431,025	2,563,288

OTHER ASSETS:
Patents, net	136,471	144,702
Deposits and other	163,480	164,798
Deferred taxes	135,215	148,142
Total other assets	435,166	457,642

Total assets	$8,743,338	$8,536,348

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$230,572	$333,851
Term loan payable, current portion	48,141	46,936
Paycheck Protection loan payable	—	465,097
Customer deposits	158,375	155,295
Accrued expenses	194,486	266,266
Deferred revenue, current portion	45,731	41,053
Reserve for warranty expense	46,500	46,500
Total current liabilities	723,805	1,354,998

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,280,358	1,277,531

DEFERRED REVENUE, net of current portion	4,957	3,177
Total liabilities	2,009,120	2,635,706

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock, no par value; 50,000,000 shares authorized, 2,454,116 shares outstanding	4,650,812	4,633,655
Retained earnings	2,083,406	1,266,987
Total stockholders' equity	6,734,218	5,900,642

Total liabilities and stockholders' equity	$8,743,338	$8,536,348

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended September 30,
REVENUES:	2021	2020
Product sales	$1,855,308	$1,502,034
Royalties	9,941	31,395
Rental income	22,239	21,639
Total	1,887,488	1,555,068

COST OF SALES	953,437	957,964

GROSS PROFIT	934,051	597,104

OPERATING EXPENSES:
Research and development	299,653	335,075
Sales and marketing	306,664	235,733
General and administrative	245,970	297,128
Total	852,287	867,936

OPERATING INCOME (LOSS)	81,764	(270,832)

OTHER INCOME (EXPENSE):
Forgiveness of Paycheck Protection loan	471,347	—
Interest income	1,347	2,598
Interest expense	(13,568)	(14,051)
Total	459,126	(11,453)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	540,890	(282,285)

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	(18,230)	69,519

NET INCOME (LOSS)	$522,660	$(212,766)

NET INCOME (LOSS) PER SHARE, BASIC	$0.21	$(0.09)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.21	$(0.09)

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,501,034	2,454,116

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Nine Months Ended September 30,
REVENUES:	2021	2020
Product sales	$5,304,800	$4,705,598
Royalties	56,157	123,527
Rental income	65,710	64,317
Total	5,426,667	4,893,442

COST OF SALES	3,063,321	3,190,193

GROSS PROFIT	2,363,346	1,703,249

OPERATING EXPENSES:
Research and development	873,498	814,457
Sales and marketing	751,266	837,077
General and administrative	852,998	978,056
Total	2,477,762	2,629,590

OPERATING INCOME (LOSS)	(114,416)	(926,341)

OTHER INCOME (EXPENSE):
Forgiveness of Paycheck Protection loans	936,444	—
Interest income	2,659	13,016
Interest expense	(40,629)	(42,198)
Total	898,474	(29,182)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	784,058	(955,523)

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	32,361	227,859

NET INCOME (LOSS)	$816,419	$(727,664)

NET INCOME (LOSS) PER SHARE, BASIC	$0.33	$(0.30)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.33	$(0.30)

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,493,492	2,454,116

See accompanying notes

 Lifeloc Technologies, Inc.

Statements of Stockholders' Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total stockholders' equity, beginning balances	$6,211,558	$6,309,746	$5,900,642	$6,792,221

Common stock (no shares issued during periods):
Beginning balances	4,650,812	4,635,727	4,633,655	4,603,304
Stock based compensation expense related to stock options	—	311	17,157	32,734
Ending balances	4,650,812	4,636,038	4,650,812	4,636,038

Retained earnings:
Beginning balances	1,560,746	1,674,019	1,266,987	2,188,917
Net income (loss)	522,660	(212,766)	816,419	(727,664)
Ending balances	2,083,406	1,461,253	2,083,406	1,461,253

Total stockholders' equity, ending balances	$6,734,218	$6,097,291	$6,734,218	$6,097,291

See accompanying notes

 LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2021	2020
Net income (loss)	$816,419	$(727,664)
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities-
Forgiveness of Paycheck Protection loans	(936,444)	—
Depreciation and amortization	206,222	270,984
Provision for doubtful accounts, net change	(49,000)	3,899
Provision for inventory obsolescence, net change	(5,000)	48,943
Deferred taxes, net change	12,927	(11,188)
Reserve for warranty expense, net change	—	1,500

Stock based compensation expense related to stock options	17,157	32,734
Changes in operating assets and liabilities-
Accounts receivable	(27,465)	119,722
Inventories	(82,991)	(581,640)
Income taxes receivable	175,369	(216,654)
Prepaid expenses and other	(11,430)	(49,059)
Deposits and other	1,318	(89,453)
Accounts payable	(103,279)	(4,055)
Customer deposits	3,080	(31,221)
Accrued expenses	(71,780)	(78,099)
Deferred revenue	6,458	(12,723)

Net cash provided from (used in) operating activities	(48,439)	(1,323,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(64,254)	(9,088)
Patent filing expense	(661)	(18,772)
Net cash provided from (used in) investing activities	(64,915)	(27,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(1,328,625)	(34,372)
Proceeds from refinancing term loan	1,350,000	—
Cost of refinancing term loan	(18,156)	—
Proceeds from Paycheck Protection loan (round 2)	471,347	465,097

Net cash provided from (used in) financing activities	474,566	430,725

NET INCREASE (DECREASE) IN CASH	361,212	(921,109)

CASH, BEGINNING OF PERIOD	2,195,070	3,185,996

CASH, END OF PERIOD	$2,556,282	$2,264,887

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$39,815	$41,384

Cash paid for income tax	$—	$20,063

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of September 30, 2021 and December 31, 2020, and the results of operations and cash flows for the quarters ended September 30, 2021 and September 30, 2020. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2020 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At September 30, 2021 and December 31, 2020, inventory consisted of the following:

	2021	2020
Raw materials & deposits	$2,147,100	$2,116,389
Work-in-process	26,566	16,862
Finished goods	567,451	524,875
Total gross inventories	2,741,117	2,658,126
Less reserve for obsolescence	(155,000)	(160,000)
Total net inventories	$2,586,117	$2,498,126

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below for the three and nine months ended September 30, 2021 and September 30, 2020.

	Three Months Ended September 30,
Product sales:	2021	2020
Product sales and supplies	$1,677,666	$1,341,071
Training, certification and data recording	164,158	146,712
Service plans and equipment rental	13,484	14,251
Products subtotal	1,855,308	1,502,034
Royalties	9,941	31,395
Building rentals	22,239	21,639
Total revenues	$1,887,488	$1,555,068

	Nine months Ended September 30,
Product sales:	2021	2020
Product sales and supplies	$4,794,804	$4,240,139
Training, certification and data recording	466,218	411,603
Service plans and equipment rental	43,778	53,856
Products subtotal	5,304,800	4,705,598
Royalties	56,157	123,527
Building rentals	65,710	64,317
Total revenues	$5,426,667	$4,893,442

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

Stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2021 and 2020 was $0 and $311 respectively, and for the nine months ended September 30, 2021 and 2020 it was $17,157 and $32,734 respectively. These amounts consist of stock-based compensation expenses from grants of employee stock options which are allocated to General and Administrative Expense when incurred.

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

The following table presents the calculation of basic and diluted net income (loss) per common share for three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,
	2021	2020
Net income (loss)	$522,660	$(212,766)
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	46,918	—
Weighted average shares-diluted	2,501,034	2,454,116
Net income (loss) per share-basic	$0.21	$(0.09)
Net income (loss) per share-diluted	$0.21	$(0.09)
Antidilutive employee stock options	—	12,500

	Nine months Ended September 30,
	2021	2020
Net income (loss)	$816,419	$(727,664)
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	39,376	—
Weighted average shares-diluted	2,493,492	2,454,116
Net income (loss) per share-basic	$0.33	$(0.30)
Net income (loss) per share-diluted	$0.33	$(0.30)
Antidilutive employee stock options	—	12,500

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at September 30, 2021:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$5.51	3,000	2.83	$5.51	3,000	$5.51
$3.80	94,500	3.42	$3.80	94,500	$3.80
$43.80	20,500	4.42	$3.80	20,500	$3.80

The exercise price of all options granted through September 30, 2021 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued. As of September 30, 2021, 25,300 options for our common stock remain available for grant under the 2013 Plan.

We granted 50,000 options to an officer in January of 2016, which were to vest based on the achievement of certain performance conditions. In accordance with the terms of the grant, the number of options was reduced to 25,000 on December 31, 2019, and further reduced to 0 on December 31, 2020 as vesting of these options was subject to performance that was not achieved.

A total of 20,500 options were granted during the nine months ended September 30, 2021, 16,000 of which were granted to two officers and 4,500 of which were granted to two employees.

A total of 110,500 options were granted during the three months ended September 30, 2020, 48,000 of which were granted to two officers and three directors. Out of that 48,000, the officers were granted 37,500 and 7,500 and the directors were granted 1,000 each. These options vested immediately upon granting.

No options were exercised during the nine months ended September 30, 2021 or during the nine months ended September 30, 2020.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

5.  COMMITMENTS AND CONTINGENCIES

Mortgage Expense. We purchased our facilities in Wheat Ridge, Colorado on October 31, 2014 for $1,949,139 and took out a term loan secured by a first mortgage on the property in the amount of $1,581,106 with Bank of America for a portion of the purchase price.  Effective September 30, 2016 the note was amended to revise the interest rate from 4.45% to 4.00% per annum.  On September 30, 2021 we paid this loan in full, using proceeds from a new term loan from Citywide Banks secured by a first mortgage on the property in the amount of $1,350,000, with an interest rate of 2.95%. The new note is payable in 119 equal monthly installments of $7,453, including interest, plus a final payment of $786,607 (excluding interest) in the 120th month. Our minimum future principal payments on this term loan, by year, are as follows:

2021	$12,434
2022	50,663
2023	52,178
2024	53,738
2025	55,345
2026 - 2031	1,125,642
Total	1,350,000
Less financing cost	(21,501)
Net term loan payable	1,328,499
Less current portion	(48,141)
Long term portion	$1,280,358

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of September 30, 2021, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $593,772 at September 30, 2021.

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

6.  LINE OF CREDIT AND PAYCHECK PROTECTION LOANS

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2018.  The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to September 28, 2021.  The revolving line of credit facility expired in accordance with its terms and has not been renewed. There was no balance due on the line of credit as of September 30, 2021 and December 31, 2020.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allocated $350 billion to help small businesses keep workers employed amid the pandemic and economic downturn. Known as the Paycheck Protection Program (“PPP”), the initiative provides federally guaranteed loans to small businesses.  A portion or all of these loans may be forgiven if borrowers comply with certain PPP guidelines including spending the funds on authorized expenses and maintaining their payrolls during the crisis or restore their payrolls afterward. On May 4, 2020, the Company received proceeds of $465,097 from Bank of America under the PPP (the “PPP Loan”). The funds were used for certain qualifying expenses as described in the CARES Act, and the loan was forgiven in its entirety in February, 2021. Proceeds of $471,347 were received from a second loan with similar terms in February, 2021 and the funds have been used for qualifying expenses as described in the CARES Act and the Company loan was forgiven in September, 2021. No interest on either loan has been recognized in our financial statements.

 7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for (benefit from) income taxes consists of the following.

	Three Months Ended September 30,
	2021	2020
Federal statutory rate	$113,587	$(59,280)
Effect of:
State taxes, net of federal tax benefit	(3,407)	13,056
Paycheck Protection loan forgiveness and other	(91,950)	(23,295)
Total	$18,230	$(69,519)

	Nine months Ended September 30,
	2021	2020
Federal statutory rate	$164,653	$(200,660)
Effect of:
State taxes, net of federal tax benefit	6,070	42,706
Paycheck Protection loan forgiveness and other	(203,084)	(69,905)
Total	$(32,361)	$(227,859)

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

The following sets forth information about the operations of the business segments for the three months ended September 30, 2021 and 2020.

	2021	2020
Product sales	$1,855,308	$1,502,034
Royalties	9,941	31,395
Products subtotal	1,865,249	1,533,429
Rentals	22,239	21,639
Total	$1,887,488	$1,555,068

Gross profit:
Product sales	$914,458	$556,045
Royalties	9,941	31,395
Products subtotal	924,399	587,440
Rentals	9,652	9,664
Total	$934,051	$597,104

Interest expense:
Product sales	$8,914	$9,228
Royalties	—	—
Products subtotal	8,914	9,228
Rentals	4,654	4,823
Total	$13,568	$14,051

Net income (loss) before taxes:
Product sales	$525,951	$(318,521)
Royalties	9,941	31,395
Products subtotal	535,892	(287,126)
Rentals	4,998	4,841
Total	$540,890	$(282,285)

The following sets forth information about the operations of the business segments for the nine months ended September 30, 2021 and 2020.

	2021	2020
Product sales	$5,304,800	$4,705,598
Royalties	56,157	123,527
Products subtotal	5,360,957	4,829,125
Rentals	65,710	64,317
Total	$5,426,667	$4,893,442

Gross profit:
Product sales	$2,276,049	$1,556,229
Royalties	56,157	123,527
Products subtotal	2,332,206	1,679,756
Rentals	31,140	23,493
Total	$2,363,346	$1,703,249

Interest expense:
Product sales	$26,694	$27,713
Royalties	—	—
Products subtotal	26,694	27,713
Rentals	13,935	14,485
Total	$40,629	$42,198

Net income (loss) before taxes:
Product sales	$710,696	$(1,088,058)
Royalties	56,157	123,527
Products subtotal	766,853	(964,531)
Rentals	17,205	9,008
Total	$784,058	$(955,523)

There were no intersegment revenues.

At September 30, 2021, $579,974 of our assets were used in the Rentals segment, with the remainder, $8,163,364, used in the Products and unallocated segments.

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

In November 2019, we received approval from DOT for our LX9 and LT7 base unit alcohol breathalyzers. Both have been updated and both updated versions have been submitted to DOT for approval.

Testers for Drugs of Abuse

In August 2016, we entered into an exclusive patent license agreement with Sandia Corporation, Albuquerque, NM, pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  Sandia Corporation developed a prototype using the SpinDx™ technology under our Cooperative Research and Development Agreement. We received the prototype in 2018 and are now commercializing the device with market introduction expected later in 2022. The SpinDx™ platform has the potential to improve real-time screening for a panel of high-abuse drugs, with the ability to efficiently and quantitatively measure relatively low concentrations of drugs such as cocaine, heroin, methamphetamine, fentanyl and other high-abuse drugs.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites, an important step in establishing impairment.  We completed the upgrade of our base breathalyzer platform in 2019 (the LX9), and we remain committed to combining it with the SpinDx™ technology. Our goal is to use this combination to develop a THC breathalyzer.  There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product ("R.A.D.A.R.®") from Track Group, Inc. ("TRCK") for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence. Manufacture of the second generation R.A.D.A.R.® began in 2020. This design has been finalized with several devices now in field testing and sales release expected in Q4.

Training

Drug and alcohol testing is highly regulated; thus quality training is an important component of our business.  Initially, our network of Master Trainers provided classroom training which generated certification fees.  This was expanded to include instructor materials, online training modules and direct (live) training via webcam.  In 2011, we launched Lifeloc University, a Learning Management System (LMS), defined as "a software application for the administration, documentation, tracking, reporting and delivery of educational courses or training programs." Lifeloc University is a critical component for online training courses since it provides student accountability.  The Lifeloc University LMS was updated in 2018 to provide responsive design so it could be viewed on mobile devices and was updated in 2021 to reflect DOT rule and other changes.

In December 2014, we acquired substantially all of the assets of Superior Training Solutions, Inc. ("STS"), a company that develops and sells online drug and alcohol training and refresher courses. We have augmented and updated the assets we acquired from STS to enable mobile device usage. These assets complement our existing drug and alcohol training courses.

Real Property

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 14,412 square feet are occupied by us and 7,913 square feet are currently leased to two tenants whose leases expire at various times until June 30, 2022. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. This loan was paid on September 30, 2021 with proceeds from a new term loan, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000 which matures in September, 2031.

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

Results of Operations

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Net sales. Our product sales for the quarter ended September 30, 2021 were $1,855,308, an increase of 24% from $1,502,034 for the quarter ended September 30, 2020.  This increase is primarily attributable to a decrease in demand in the same quarter a year ago, which was impacted by Covid-19. When royalties of $9,941 and rental income of $22,239 are included, total revenues of $1,887,488 increased by $332,420, or 21%, for the quarter ended September 30, 2021 when compared to the same quarter a year ago.

Gross profit.   Our total gross profit for the three months ended September 30, 2021 of $934,051 represented an increase of 56% from total gross profit of $597,104 for the same period a year earlier. This increase is primarily the result of the pandemic impacting the same period a year earlier. Cost of product sales decreased from $945,989 in Q3 of 2020 to $940,850 in Q3 of 2021 primarily as a result of increased sales volume, combined with lowered fixed costs.  Gross profit margin on products went from 37% in Q3 of 2020 to 49% in Q3 of 2021 as a result of the foregoing factors.

Research and development expenses.  Our research and development expenses were $299,653 for the quarter ended September 30, 2021, representing a decrease of 11% over the $335,075 in the same quarter a year ago.  This decrease resulted mostly from timing differences as overall, costs associated product development were higher for the 3 months ended September 30, 2021 when compared to costs for the 3 months ended September 30, 2020.

Sales and marketing expenses.   Our sales and marketing expenses of $306,664 for the quarter ended September 30, 2021 were higher by $70,931 (30%) from the $235,733 for the quarter ended September 30, 2020, primarily as a result of a higher level of activity this quarter vs. the same quarter a year ago.

General and administrative expenses.   Our general and administrative expenses of $245,970 for the quarter ended September 30, 2021 were lower by $51,158 (17%) from the $297,128 in the same period a year ago. This reduction results from an overall expense reduction, including lower compensation.

Other income (expense).  Other income included $471,347 of forgiveness of our Paycheck Protection loan in 2021, along with interest income of $1,347 in the nine months ended September 30, 2021 vs. zero of loan forgiveness in 2020 and interest income of $2,598. Interest expense in the nine months ended September 30, 2021 was down by $207 over the same period a year ago as the result of the balance of the term loan on our building declining. The resulting total other income and expense of $459,126 in the quarter ending September 30, 2021 was higher by $470,579 than in the same quarter a year ago.

Net income (loss). We had net income of $522,660 in the quarter ended September 30, 2021 compared to a net loss of ($212,766) for the quarter ended September 30, 2020.  This increase was the result of increased sales and a general improvement in economic conditions resulting from a diminution of the effects of the pandemic, as well as forgiveness of our Paycheck Protection loan, offset in part by income tax of $18,230 in the current quarter vs. a benefit of $69,519 in the same quarter a year ago.

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Net sales. Our product sales for the nine months ended September 30, 2021 were $5,304,800, an increase of $599,202 (13%) from $4,705,598 for the same period a year ago.  When royalties of $56,157 and rental income of $65,710 are included, total revenues of $5,426,667 increased by $533,225, or 11%, for the nine months ended September 30, 2021 when compared to the same nine months a year ago, as a result of the recovery from decreased demand in 2020 which was impacted by Covid-19.

Gross profit.   Total gross profit for the nine months ended September 30, 2021 of $2,363,346 represented an increase of 39% from total gross profit of $1,703,249 for the nine months a year earlier. Cost of product sales was reduced from $3,149,369 in the nine months ended September 30, 2020 to $3,028,751 or $120,618 (4%) in the nine months ended September 30, 2021 as a result of an overall effort to lower fixed costs necessitated by the pandemic. Gross profit margin on products went from 33% in 2020 to 43% in 2021.

Research and development expenses.  Research and development expenses were $873,498 for the nine months ended September 30, 2021 compared to $814,457 in the same period a year ago, an increase of $59,041 (7%). This increase resulted mostly from adding personnel and increased compensation, along with costs in connection with the work pertaining to the SpinDx development.

Sales and marketing expenses.   Sales and marketing expenses of $751,266 for the nine months ended September 30, 2021 decreased $85,811, or 10%, from the $837,077 in the same nine months ended September 30, 2020, mostly as a result of the lower advertising and our overall expense reduction efforts.

General and administrative expenses.   General and administrative expenses of $852,998 for the nine months ended September 30, 2021 were lower by $125,058, or 13%, from the $978,056 spent in the same nine months a year ago. This decrease resulted primarily from our overall expense reduction efforts, as well as a one-time patent fee in 2020.

Other income (expense).  Other income consisted of $936,444 of forgiveness of our Paycheck Protection loans in 2021, along with interest income of $2,659 in the nine months ended September 30, 2021 vs. zero of loan forgiveness in 2020 and interest income of $13,016. Interest income declined primarily as the result of lower yield availability. Interest expense in the nine months ended September 30, 2021 was down by $207 over the same period a year ago as the result of the balance of the term loan on our building declining. The resulting total other income and expense of $898,474 in the nine months ending September 30, 2021 was higher by $927,656 than in the same nine months a year ago.

Net income.   We realized net income of $816,419 for the nine months ended September 30, 2021 compared to a net loss of $(727,664) for the same nine months ended September 30, 2020.  This increase of $1,544,083 was the result of the changes in gross profit and operating expenses discussed above, as well as forgiveness of our Paycheck Protection loans, offset in part by a reduction of tax benefit of 195,498.

Trends and Uncertainties That May Affect Future Results

Revenues in the third quarter of 2021 were higher compared to revenues in 2020 as a result of the lessening impact of the Covid-19 pandemic. We believe the effects of the pandemic may continue to diminish, and we expect the remainder of 2021 to show improvement over 2020.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

Our 2022 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products for long term growth.  We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for the remainder of 2021 or for 2022. However, we believe that cash resources will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2017), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we arranged for a one-year $250,000 line of credit (increased to $500,000 in 2016, and again to $750,000 in 2017) from Bank of America secured by all assets of the Company. The term loan was paid in full on September 30, 2021 with proceeds from a new ten year term loan from Citywide Banks in the amount of $1,350,000, with interest of 2.95%.  The line of credit expired in September in accordance with its terms and has not been renewed. As of September 30, 2021, this credit facility had not been used.

Equipment and space modifications during the nine months ended September 30, 2021 were $64,254, compared to $9,088 in the same period a year ago. We filed patent applications at a cost to us of $661 in the first nine months of 2021 and $18,772 in the same period a year ago.

As of September 30, 2021, cash was $2,556,282, accounts receivable were $600,068 and current liabilities were $723,805 resulting in a net liquid asset amount of $2,432,545.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended September 30, 2021 and for the quarter ended September 30, 2020, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the three months ended September 30, 2021 or during the three months ended September 30, 2020.  There were no sales of equity securities during the three months ended September 30, 2021 or during the three months ended September 30, 2020.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
10.1	First Amended and Restated Employment Agreement dated January 25, 2019 by and between Lifeloc Technologies, Inc. and Wayne Willkomm, Ph.D. (incorporated by reference to our Current Report on Form 8-K filed on January 28, 2019)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOC TECHNOLOGIES, INC.

October 29, 2021	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

October 29, 2021	By	/s/ Michelle Heim
Date		Michelle Heim
Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	First Amended and Restated Employment Agreement dated January 25, 2019 by and between Lifeloc Technologies, Inc. and Wayne Willkomm, Ph.D. (incorporated by reference to our Current Report on Form 8-K filed on January 25, 2019)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document

 26