Form 10-K
period 2021-12-31
Lifeloc Technologies, Inc
filed 2022-03-03
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer  ☐                  Accelerated filer  ☐           Non-accelerated filer  ☐

Smaller reporting company   ☒        Emerging growth company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 379,692 shares of common stock held by non-affiliates of the issuer on such date was $1,803,937.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 2, 2022:

Common Stock, no par value	2,454,116

Documents Incorporated by Reference: Items 10, 11, 13 and 14, and a portion of Item 12 of Part III are incorporated by reference from portions of the registrant's Definitive Proxy Statement for the 2021 Annual Shareholders' Meeting, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021.

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

In November 2019, we received approval from DOT for our LX9 and LT7 base unit alcohol breathalyzers. Both have been updated and both updated versions received DOT approval in December 2021.

Testers for Drugs of Abuse

In August 2016, we entered into an exclusive patent license agreement with Sandia Corporation, Albuquerque, NM, pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  The microfluidics disk with centrifugal concentration achieves a strong signal from trace concentrations in small samples that under best conditions can be quantitative.  Sandia Corporation developed a prototype using the SpinDx™ technology under our Cooperative Research and Development Agreement. We received the first prototype in 2018, advanced this device for robustness and manufacturability, and are now commercializing the device. In 2021 we purchased SpinDx related test validation equipment as well as disk development fabrication equipment totaling $265,867. We are optimistic about the results of the work to date and expect market introduction later in 2022 with partners for field demonstration. The SpinDx™ platform has the potential to improve real-time screening for a panel of high-abuse drugs, with the ability to efficiently measure relatively low concentrations of drugs such as cocaine, heroin, methamphetamine, fentanyl and other high-abuse drugs.  We intend to use this technology platform, sometimes referred to as "Lab on a Disk", to develop a series of devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse. First will be the SpinDx device with disks for delta-9 THC detection from an oral fluid sample collected from a test subject. This will be followed with a device based on our recently updated LX9 breathalyzer to collect a sample for analysis from breath, which coupled with the SpinDx device will be our marijuana breathalyzer system.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites, an important step in establishing impairment.  There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product ("R.A.D.A.R.®") from Track Group, Inc. ("TRCK") for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence. The R.A.D.A.R.® 200 Mobile Device has been updated and released for sale in 2022, with continued refinements ongoing based on customer feedback.

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

Real Property

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 14,412 square feet are occupied by us and 7,913 square feet are currently leased to two tenants whose leases expire at various times until June 30, 2023. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. This loan was paid on September 30, 2021 with proceeds from a new term loan, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000 which matures in September, 2031.

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

Research and Development

Lifeloc defines its business broadly to include "near and remote sensing and monitoring" applications in markets including those outside of traditional alcohol testing.  We believe that our future success depends to a large degree on our ability to conceive and develop improved alcohol detection and measurement products, as well as to identify attractive opportunities for growth outside of breath alcohol testing.  Accordingly, we expect to continue to invest in research and development.  We spent $1,213,482 and $1,007,297 during 2021 and 2020, respectively, on research and development, and on sustaining engineering. The amount spent in 2021 was $206,185 higher than the amount spent in 2020 due primarily to upgrading the R.A.D.A.R.® assets in 2020, and dedicating resources to commercializing SpinDx. We expect to continue to increase our emphasis on new product development efforts for existing and new markets with particular emphasis on developing the SpinDx™ technology.

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

Supply chain disruptions experienced in 2021 have forced us to maintain larger inventories of certain items in order to accommodate longer lead times, particularly components sourced internationally.

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

We file for patents, copyrights and trademarks to protect our intellectual property rights to the extent practicable.  We hold the rights to five United States patents and have four United States patent applications pending, along with international patent applications on our portable breath alcohol testers and on certain R.A.D.A.R.® assets. Two international applications were granted in 2019.  These patents have expiration dates ranging from May 2024 to July 2035. In 2017, we acquired seven United States patents and several active international patent applications in connection with our purchase of the R.A.D.A.R.® assets. The majority of these international applications have issued. The R.A.D.A.R.® patents and patent applications provide protection around the biometric identification methods used in the R.A.D.A.R.® devices along with a removable sampling chamber for maximum hygienics. We act to protect our patents from infringement in each instance where we determine that doing so would be economical in light of the expense involved and the level and availability of our financial resources.  While we believe that each of our pending applications relate to a patentable device or concept, there is no guarantee that the patents will be issued.

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

Employees

As of December 31, 2021, we had 34 full-time employees and 2 part-time employees.  We are not a party to any collective bargaining agreements.

Customers

Revenues from our largest customers, as a percentage of total revenues, for 2021 and 2020 were as follows:

	2021	2020
Customer A	4%	6%
Customer B	3%	4%
Customer C	3%	4%
All others	90%	86%
Total	100%	100%

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

We believe that we were in substantial compliance with the regulations described above as of December 31, 2021 for our products sold into these markets and states.

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

Human Capital Resources

As of December 31, 2021, we had 34 full-time employees and 2 part-time employees.  At Lifeloc Technologies, we promise to expand human possibility within our company and we work to attract and develop highly engaged people who can and want to do their best work. A culture of integrity is fundamental to Lifeloc’s core values, including a code of ethics. That applies to our principal executive officer, principal financial officer, principal accounting officer and all other directors and management personnel. This code of ethics prohibits corrupt acts, bribery and anticompetitive behavior. Employee training is used to reinforce our values companywide, with participation in trainings related to ethics, environment, health and safety responses at or near 100%. We make the safety and health of our employees a top priority. We strive for zero workplace injuries and illnesses and operate in a manner that recognizes safety as fundamental to Lifeloc being a great place to work. We invest in growth and development of our employees. We take pride in our culture and make every effort to promote from within. We offer workplace benefits to all full-time employees. Our comprehensive benefits include healthcare benefits, disability and life insurance benefits, paid time off, and leave programs. Lifeloc offers plans and resources to help employees meet future savings goals through retirement savings plans. We offer flextime, remote work, and part-time arrangements whenever business conditions permit. Productivity and continuous improvement are important components of our workplace culture.

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

Our business can be positively or negatively affected by fluctuations in exchange rates and country by country economic conditions.  Our international customers increase, reduce, delay or cancel their purchases of our products when exchange rates are unfavorable to importation.  Unfavorable economic and currency situations at times force us to adjust prices downward to remain competitive. We incur losses if a customer's business fails and the customer is unable to pay us, or pay us on a timely basis. Likewise, if our suppliers have difficulty in obtaining credit or in operating their businesses, they may not be able to provide us with the materials we use to manufacture our products. Our law enforcement business is dependent on the availability of federal and state grants to fund new equipment purchases. Should this funding be unavailable or delayed, our volume may be negatively affected. Our workplace business may be affected by the health of industries with safety-sensitive jobs such as oil and gas and transportation. Demand for our products may be affected by downturns in these segments.  These actions would result in reduced revenues and higher operating costs, and have an adverse effect on our results of operations and financial condition.

We rely on customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

Ten percent of our product sales in 2021 were attributable to three customers, with whom we do not have long-term contracts.  If orders from those customers are not renewed, our revenues may be adversely affected.  Furthermore, at December 31, 2021, our accounts receivable balance included approximately $71,522 or 13% from one customer, and $57,500, or 10%, from a second customer.

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

We must continue to be able to attract employees, including employees with the scientific and technical skills that our business requires, and if we are unable to attract and retain such individuals, our business could be severely damaged. Labor shortages across the country threaten to damage our business.

Our ability to attract employees, including employees with a high degree of scientific and technical talent is crucial to the success of our business. There is intense competition for the services of such persons, and we cannot guarantee that we will continue to be able to attract and retain individuals possessing the necessary qualifications.  If we cannot attract such individuals, we may not be able to keep our products current, bring new innovation to market or produce our products. As a result, our business could be damaged. Additionally, labor shortages, which have become more common due to COVID-19 impacts, threaten to damage our business.

Our ongoing investment in new products, services, and technologies is inherently risky, and could disrupt our ongoing businesses.

We have invested and expect to continue to invest in new products, services, and technologies. Such endeavors involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these new ventures are inherently risky, sometimes they have been unsuccessful and no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results.

We are subject to a high degree of regulatory oversight, and, if we do not continue to receive the necessary regulatory approvals, our revenues would decline.

We are subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the CPL.  Law enforcement applications also require that portable breath testing instruments be included on the CPL.  Lifeloc's FC10, FC10Plus, FC20, FC20BT, EV30, and Phoenix® 6.0 are included on the Conforming Products List of Evidential Breath Alcohol Measurement Devices (“CPL”).  Lifeloc’s LX9 and LT7 have received conformance letters from the DOT and are expected to appear in the next publication of the CPL. We believe that we were in substantial compliance with the regulations described above as of December 31, 2021 for our products sold into these markets and states. In addition, our LifeGuard® product is regulated as a Class I medical device by the Food and Drug Administration ("FDA").

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

We may not continue to receive FDA or DOT clearance to market our current products or we may not obtain the necessary regulatory clearance, approvals or licenses for the marketing of any of our future products.  Also, we cannot predict the impact on our business of FDA or DOT regulations or determinations arising from future legislation or administrative action.  If we lose FDA or DOT permission to market our current products or we do not obtain regulatory permission to market our future products, our revenues would likely decline, harming our business .

Our business in the domestic law enforcement area is susceptible to changes in state policies and DUI laws.

Portable breath testers ("PBTs") are not used to the same degree in each state. Usage is determined by a complex combination of individual state DUI laws, historical practice, and individual state directions for alcohol testing. Some states do not accept breath alcohol testing as evidence. Other states may prefer different breath alcohol testing technology, such as infrared. Lifeloc cannot control the direction or timing of changes to individual state DUI laws, public and political sentiment toward the use of PBTs, or individual state preferences for a specific breath alcohol testing technology. These factors threaten current state contracts and future state contracts and threaten revenue.

Our business relies on state contracts, governed by state contracting policies that are beyond our control.

Many state purchases of PBTs are governed by state contracts with competitive price bids, multiple year terms and without guarantees of purchases. Other states prefer to share PBT usage across several vendors, also without guarantees of volume. These state practices limit Lifeloc's ability to retain current business, forecast volumes and win new business. Furthermore, a significant amount of our law enforcement business is concentrated in eight states (Arizona, Arkansas, California, Colorado, Michigan, Idaho, Texas and Nevada). Loss of this business, or delays or cancellations in purchasing by these states, seriously impacts our law enforcement business.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products.  We maintain product liability insurance to cover us in the event of liability claims, and as of December 31, 2021, no such claims have been asserted or threatened against us.  However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Climate change may adversely impact our business

The impact of continuing climate change could result in increased costs or reduced demand for our products, carbon asset risks, risks due to severe weather events and may result in the need for us to devote additional resources to the management of greenhouse gas emissions which will likely harm our profitability.

Our quarterly financial results vary quarter to quarter, which adversely affects our stock price at times. We cannot predict with any certainty our operating results in any particular fiscal quarter.

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

We monitor our capital adequacy on an ongoing basis. To the extent that our funds are insufficient to fund future operating requirements, we may need to raise additional funds through corporate finance transactions or curtail our growth and reduce our liabilities. Any equity, hybrid or debt financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition and operating results would be adversely affected.

We have a number of large, well-financed competitors who have research and marketing capabilities that are superior to ours.

The industry in which we operate is highly competitive. Many of our existing and potential competitors have greater financial resources and manufacturing capabilities, more established and larger marketing and sales organizations and larger technical staffs than we have.  Other companies, some with greater experience in the alcohol monitoring industry, produce products and services that compete with our products and services. When our competitors are successful in developing products that are superior to our products, or competing products that sell for lower prices, there is a reduction in the demand for our products and a corresponding reduction in our revenue and our profits.

Our products rely on technology that may become outdated or out of favor.

All of Lifeloc's products use fuel cell technology for the measurement of breath alcohol results. This technology has been developed and refined over many years by Lifeloc and our major competitors. While we expect it to remain as the dominant technology in breath testing devices, other technologies for the measurement of breath alcohol exist and are employed in other market and application segments where the technology is more suitable or developed to the specific requirements. Future development of these technologies pose a risk to Lifeloc's business. See "Item 1. Business – Competition and Markets" for more information about these other technologies.

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend and could impact customer priorities and consumer spending.

We have global third parties upon whom we rely and who are sometimes impacted by events outside of our control. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair sales. In addition, if any facilities of our suppliers, third-party service providers, vendors, or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Any of these disruptions or other events outside of our control would affect our business negatively, harming our operating results.

Our business may be adversely affected by the continuing Covid-19 pandemic

Our business is adversely affected by the ongoing outbreak of a strain of coronavirus variants. The Covid-19 outbreaks including the Delta and Omicron variants resulted in continued shutdown of certain businesses globally which led to disruptions to our supply chain and our customers’ business operations. Ongoing disruptions and responses to those disruptions could include the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply, or restrictions on the export or shipment of our products or components. Global health concerns, such as Covid-19, its variants, and other health concerns, also results in greater continued social, economic, and labor instability in the countries in which we or our customers and suppliers operate. These disruptions or the uncertainties around them have had a material adverse effect on our business and our results of operation and financial condition.

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

Vern D. Kornelsen, Chairman of our Board of Directors, Secretary, and Chief Financial Officer, beneficially owned approximately 77% of our outstanding common stock as of December 31, 2021.  Through this ownership, Mr. Kornelsen is able to control the composition of our Board and direct our management and policies. Accordingly, Mr. Kornelsen has the direct or indirect power to:

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

Increasingly common data privacy and cybersecurity regulations impact the use of or market for our products.

Information collected with our products may be governed by certain data privacy and cyber security regulations, breach of which could cause negative publicity or otherwise harm the company. As a Company with information stored online, the company may be vulnerable to cybersecurity attacks which may trigger reporting requirements and legal liability. Responding to a cybersecurity threat or breach would require financial resources, would cause a loss of productivity, and would open the Company to legal liability.

U.S. Trade relations negatively impact the availability of materials or the international market for the Company’s product.

Changes in U.S. trade relations, particularly the impositions of tariffs by the U.S. and China, have had and are expected to continue to have material effects on the performance of many companies. The Company is negatively affected by tariffs on any component materials required for a company product. Trade relations also decrease any potential international market for the Company products, affecting the Company’s potential for growth.

We may issue shares in the future, diluting your interest in us.

We issue options to purchase shares of our common stock to compensate employees, consultants and directors under our 2013 Stock Option Plan, and we may issue additional shares to raise capital.  Any such issuances will have the effect of further diluting the interest of the holders of our securities.

General Risk Factors

Blue Sky considerations limit sales in certain states.

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

Compliance with changing regulations of corporate governance and public disclosure result in expense.

We are subject to certain federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002, new regulations promulgated by the SEC and the rules of the OTC Market.  The expense of compliance with these and other laws relating to corporate governance and public disclosure is included in our general and administrative expenses.  These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, we invest resources to comply with evolving laws, regulations and standards, and this investment results in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Item 1B.  Unresolved Staff Comments

Not required for smaller reporting companies.

Item 2.  Properties

On October 31, 2014, we purchased the commercial property the Company uses as its corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which approximately 14,412 square feet are occupied by Lifeloc and approximately 7,913 square feet are currently leased to two tenants under leases that expire at various times to 2022. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants. Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. This loan was paid off on September 30, 2021 with proceeds from a new term loan, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000 which matures in September, 2031.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2021, we had 65 shareholders of record. Our common stock is not listed on an established public trading market. Since January 17, 2012, our stock has been quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our shares is LCTC. Trading in our common stock is limited and sporadic. Subject to the foregoing qualification, the following table sets forth the range of bid quotations for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2021	Bid Price	Fiscal 2020	Bid Price
1st Quarter	$2.15 – 4.50	1st Quarter	$2.22 – 5.45
2nd Quarter	$3.32 – 4.25	2nd Quarter	$2.31 – 5.55
3rd Quarter	$3.40 – 9.00	3rd Quarter	$2.25 – 3.70
4th Quarter	$4.60 – 5.87	4th Quarter	$1.60 – 3.50

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

Item 6.  [Reserved]

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

Recent Developments

In August 2016 we entered into an exclusive patent license agreement with Sandia Corporation pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse. We believe this license agreement represents the beginning of a relationship that will become material to the Company in near the future. A prototype was built by Sandia under our Cooperative Research and Development Agreement and received in 2018, after which we commenced work on commercializing the device.

In 2021 we purchased SpinDx related test and other equipment totaling $265,867. We are optimistic about the results of the work to date and expect market introduction later in 2022. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  The SpinDx™ platform has the potential to revolutionize real-time screening for a panel of high abuse drugs, with the ability to quickly and quantitatively measure very low concentrations of drugs such as cocaine, heroin, methamphetamine and others.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites. Resolving the psychoactive levels from metabolites is an important step in establishing impairment. We completed the upgrade of our base breathalyzer platform in 2019 (the LX9), and we remain committed to combining it with the SpinDx technology. If successful, this combination will result in a THC breathalyzer. There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

On March 8, 2017, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Track Group Inc., a Delaware corporation. Pursuant to the terms and conditions of the Asset Purchase Agreement, we acquired certain assets comprised of: (1) handheld hardware device technology (the "R.A.D.A.R.® Mobile Devices"), designed to measure breath alcohol content of the user; and (2) software technology called R.A.D.A.R.® (Real-time Alcohol Detection and Reporting) Reporting Center designed to allow the Device to be configured and to capture and manage the data being returned from the Device (together with the Device, the "R.A.D.A.R.® Assets"). Although there is no assurance of market acceptance, widespread adoption of the R.A.D.A.R.® Mobile Devices may provide an alternative to, and thus lower, incarceration rates through better offender monitoring. We have updated the R.A.D.A.R.® 200 Mobile Device and it has been released for sale in 2022, with continued refinements ongoing based on customer feedback.

Results of Operations

For the year ended December 31, 2021 compared to the year ended December 31, 2020.

Covid-19 adversely impacted our business in 2021, as it did others throughout the world. In addition to straining the budgets of law enforcement agencies and other customers, relocating workers from the workplace to their homes decreased the perceived need to monitor for the presence of alcohol. As an essential supplier, Lifeloc was not subject to shut-down orders in either 2021 or 2020. We adopted the safety recommendations of the CDC and implemented measures to keep our staff safe. We reduced costs where possible, while at the same time continuing our new product development efforts and maintaining the high level of customer service that has led to an excellent reputation for outstanding customer service. As the pandemic subsides, we believe revenues will begin to revert to their former levels. With the introduction of new products, we believe Lifeloc will again be profitable.

Net sales. Our product sales for the year ended December 31, 2021 were $6,898,955, an increase of 13% from $6,122,348 for the same period a year ago.  This increase is primarily attributable to prevailing market conditions. When royalties of $67,526 and rental income of $87,949 are included, total revenues of $7,054,430 increased by $697,728, or 11%, for the year ended December 31, 2021 when compared to the same 12 months a year ago. Rental income increased by $1,993 due to increased rental rates in 2021, and royalties decreased by $80,872 due to a decrease in sales by royalty-paying customers.

Gross profit.  Gross profit for the year ended December 31, 2021 of $3,060,096 represented an increase of 40% from total gross profit of $2,180,546 for the year ended December 31, 2020, primarily as a result of increased sales volume, offset in part by decreased royalties in 2021. Cost of product sales decreased from $4,120,187 in the year ended December 31, 2020 to $3,946,545 in the same period in 2021, a decrease of $173,642 (4%), primarily as a result of overall cost reduction efforts. Gross profit margin on products increased to 43% in the year ended December 31, 2021 from 33% in the year ended December 31, 2020 primarily as a result of higher sales without a proportionate increase in costs.

Research and development expenses.  Research and development expenses were $1,213,482 for the year ended December 31, 2021, representing an increase of $206,185 (21%) over the $1,007,297 in the same period a year ago.  This increase resulted primarily from greater use of outside contractors as well as the addition of personnel and materials needed for our dedication of resources to SpinDx.

Sales and marketing expenses.   Sales and marketing expenses of $1,003,983 for the year ended December 31, 2021 were down by $70,266 from the $1,074,249 or 7%, spent in the same period a year ago as a result of our overall cost reduction efforts, including reduction of resources dedicated to advertising.

General and administrative expenses.   General and administrative expenses were $1,111,544 for the year ended December 31, 2021 versus $1,254,503 for the year ended December 31, 2020, a decrease of $142,959 or 11%, which was attributable mostly to our overall cost reduction measures.

Other income (expense).  Other income includes forgiveness of our Paycheck Protection loans totaling $936,444 in 2021 versus none in 2020. Interest income decreased from $14,294 a year ago to $3,401 in 2021, mostly as a result of lower yield availability. Interest expense of $51,272 in the year ended December 31, 2021 was down from $56,129 in the previous year as a result of the decrease in the interest rate on our new loan on our building.

Net income.   We realized net income of $675,967 for the year ended December 31, 2021 compared to a net loss of $921,930 the year ended December 31, 2020. This increase of $1,597,897 was the result of the increase in gross profit, as well as the changes in operating expenses discussed above, and of the changes in other income, offset in part by a decreased income tax benefit of $219,101.

Trends and Uncertainties That May Affect Future Results

Revenues in the year 2021 were higher compared to revenues in 2020.  We believe that the anticipated slowdown of the pandemic, along with continued increased sales efforts and the re-launch of the R.A.D.A.R.® Mobile Devices, may result in improved revenues in 2022 and beyond.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues, with particular emphasis on completing SpinDx™.

Our 2022 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products, including SpinDx™, for long-term growth.  We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2022.  However, we believe that cash resources and lower operating expenses will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

Interest expense. In connection with the financing of our building purchase on October 31, 2014 we obtained a 10-year term loan from Bank of America in an initial principal amount of $1,581,106 bearing interest at 4.45% per annum (which was decreased to 4% in 2016) and secured by a first-priority mortgage in the acquired property, as well as a one-year $250,000 line of credit, which was later increased to $750,000 with a maturity date of September 28, 2021. The Bank of America loan was paid on September 30, 2021 with proceeds from a new term loan from Citywide Banks, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000. The new loan is payable in monthly installments of $7,453, with interest at 2.95% and a maturity date of September 30, 2031. The revolving line of credit facility expired in accordance with its terms and has not been renewed.

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

Except for normal operating contractual commitments and purchase orders, and aside from the commitments under our term loan and line of credit with Citywide Banks, we do not have any material contractual commitments requiring settlement in the future. See "Note 5 – Commitments and Contingencies" to our Financial Statements in Part II - Item 8.

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

As of December 31, 2021, cash and cash equivalents was $2,571,668, trade accounts receivable were $562,092 and current liabilities were $1,082,084 resulting in net liquid assets of $2,051,676. We believe that the diminishing of the Covid-19 pandemic and the introduction of several new products during the last several years, along with new and on-going customer relationships will allow Lifeloc to operate profitability. If the revenue levels during the last several years prior to 2020 are not achieved on a timely basis, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

Equipment expenditures, consisting mostly of test and other SpinDx related equipment, during FY 21 were $265,867 compared to $27,477 for FY 20, an increase of $238,390.  We filed patent applications at a cost of $2,609 in 2021 versus $18,796 in 2020.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the year ended December 31, 2021 and for the year ended December 31, 2020, warranty costs were not deemed significant.

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

The sales of licenses to our training courses are recognized as revenue at the time of sale. Direct training performed by us is recognized when training is completed by the trainer, with the unearned portion classified as deferred revenue. Training and certification revenues are recognized at the time the training and certification occurs.  Data recording revenue is recognized based on each day’s usage of enrolled devices.

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

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Ste 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Lifeloc Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lifeloc Technologies, Inc. (the Company), which comprise the balance sheet as of December 31, 2021 and the related statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the years then ended, and the related notes to the financial statements.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluation of the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the disclosures to which it relates.

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Ste 1100 Denver, Colorado 80246

Inventories

Critical Audit Matter Description

The Company’s inventories consist of finished goods and raw materials, which are manufactured or purchased for use in the Company’s finished goods. The Company offers several different products to its customers. The cost of the inventory is a combination of raw materials, labor to convert those materials to components of the inventory and finished goods, and an allocation of overhead and related costs. The Company also prepares an obsolescence valuation at year end to properly record inventory at lower of cost or net realizable value.

Significant judgment is exercised by the Company in determining the costs of inventory and includes the following:

•	Determination of which costs to include at each manufacturing phase, including overhead allocation and materials used for production and finished goods.
•	Identification of Inventory on hand and any obsolescence reserve or write-offs determined based on usability of inventory on hand.

Given the inherent uncertainty in forecasting product demand, including the impact of product releases, auditing the reasonableness of management’s estimated and assumptions related to inventory reserve required a high degree of auditor judgement and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's inventory included the following:

•	We evaluated management’s significant accounting policies related to inventory for reasonableness.
•	We selected a sample of finished goods and raw materials and performed detailed testing over the items selected, including but not limited to the following:
o	Agreed the bill of materials source documents for each selection, including invoice, labor and overhead allocations, and any other items relevant to price verification
o	Tested management’s identification and application of inventory costs for components and finished goods
o	Performed a physical inventory count as of year end and tested the reconciliation of quantities on hand to the inventory listing, performing both existence and completeness testing.
o	Assessed the reasonableness of costs and the appropriate application of management’s significant accounting policies related to Inventory, including determination of inventory obsolescence reserve.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

Gries & Associates, LLC

We have served as the Company’s auditor since 2021.

Denver, Colorado March 3, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lifeloc Technologies, Inc.

Wheat Ridge, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheet of Lifeloc Technologies, Inc. (the “Company”) as of December 31, 2020, and the related statements of income, stockholders’ equity, and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Denver, Colorado

March 30, 2021

LIFELOC TECHNOLOGIES, INC.

Balance Sheets

ASSETS
	December 31,
CURRENT ASSETS:	2021	2020
Cash	$2,571,668	$2,195,070
Accounts receivable, net	562,092	523,603
Inventories, net	2,668,789	2,498,126
Income taxes receivable	0	220,657
Prepaid expenses and other	56,897	77,962
Total current assets	5,859,446	5,515,418

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	958,785	958,785
Training courses	432,375	432,375
Office equipment, software and space modifications	216,618	216,618
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	456,685	190,818
Less accumulated depreciation	(2,518,966)	(2,277,839)
Total property and equipment, net	2,588,028	2,563,288

OTHER ASSETS:
Patents, net	134,428	144,702
Deposits and other	163,480	164,798
Deferred taxes	204,449	148,142
Total other assets	502,357	457,642

Total assets	$8,949,831	$8,536,348

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$445,985	$333,851
Term loan payable, current portion	48,513	46,936
Paycheck Protection Program loan payable	—	465,097
Customer deposits	170,952	155,295
Accrued expenses	298,530	266,266
Deferred revenue, current portion	71,604	41,053
Reserve for warranty expense	46,500	46,500
Total current liabilities	1,082,084	1,354,998

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,267,551	1,277,531

DEFERRED REVENUE, net of current portion	6,430	3,177
Total liabilities	2,356,065	2,635,706

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,454,116 shares outstanding	4,650,812	4,633,655
Retained earnings	1,942,954	1,266,987
Total stockholders' equity	6,593,766	5,900,642

Total liabilities and stockholders' equity	$8,949,831	$8,536,348

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Statements of Income

	Years Ended December 31,
REVENUES:	2021	2020
Product sales	$6,898,955	$6,122,348
Royalties	67,526	148,398
Rental income	87,949	85,956
Total	7,054,430	6,356,702

COST OF SALES	3,994,334	4,176,156

GROSS PROFIT	3,060,096	2,180,546

OPERATING EXPENSES:
Research and development	1,213,482	1,007,297
Sales and marketing	1,003,983	1,074,249
General and administrative	1,111,544	1,254,503
Total	3,329,009	3,336,049

OPERATING INCOME (LOSS)	(268,913)	(1,155,503)

OTHER INCOME (EXPENSE):
Forgiveness of Paycheck Protection loan	936,444	—
Interest income	3,401	14,294
Interest expense	(51,272)	(56,129)
Total	888,573	(41,835)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	619,660	(1,197,338)

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	56,307	275,408

NET INCOME (LOSS)	$675,967	$(921,930)

NET INCOME (LOSS) PER SHARE, BASIC	$0.28	$(0.38)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.27	$(0.38)

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,518,895	2,454,116

See accompanying notes.

Lifeloc Technologies, Inc.

Statements of Stockholders' Equity

	Years Ended December 31,
	2021	2020
Total stockholders' equity, beginning balances	$5,900,642	$6,792,221

Common stock (no shares issued during periods):
Beginning balances	4,633,655	4,603,304
Stock based compensation expense related
to stock options	17,157	30,351
Ending balances	4,650,812	4,633,655

Retained earnings:
Beginning balances	1,266,987	2,188,917
Net income (loss)	675,967	(921,930)
Ending balances	1,942,954	1,266,987

Total stockholders' equity, ending balances	$6,593,766	$5,900,642

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Statements of Cash Flows

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2021	2020
Net income (loss)	$675,967	$(921,930)
Adjustments to reconcile net income (loss) to net cash provided from operating activities
Forgiveness of Paycheck Protection loans	(936,444)	—
Depreciation and amortization	254,823	364,336
Provision for doubtful accounts, net change	(49,000)	24,000
Provision for inventory obsolescence, net change	(5,000)	20,000
Deferred taxes, net change	(56,307)	(61,484)
Reserve for warranty expense, net change	—	1,500
Stock based compensation expense related to stock options	17,157	30,351
Changes in operating assets and liabilities-
Accounts receivable	10,511	93,636
Inventories	(165,663)	(531,827)
Income taxes receivable	220,657	(213,907)
Prepaid expenses and other	21,065	(59,105)
Deposits and other	1,318	(90,771)
Accounts payable	112,134	72,053
Customer deposits	15,657	(58,736)
Accrued expenses	32,264	(24,192)
Deferred revenue	33,804	(7,710)
Net cash provided from (used in) operating activities	182,943	(1,363,786)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and space modifications	(265,867)	(27,477)
Patent filing expense	(2,609)	(18,796)
Net cash (used in) investing activities	(268,476)	(46,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loans	(1,341,059)	(45,964)
Proceeds from refinancing term loan	1,350,000	—
Cost of refinancing term loan	(18,157)	—
Proceeds from Paycheck Protection loan	471,347	465,097
Net cash provided from (used in) financing activities	462,131	419,133

NET INCREASE (DECREASE) IN CASH	376,598	(990,926)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,195,070	3,185,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,571,668	$2,195,070

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$50,458	$55,045

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Notes to Financial Statements

December 31, 2021 and 2020

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

Debt Issuance Costs.  In 2016, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03").  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  Deferred loan costs are amortized over the 20-year life of the term loan on a straight line basis, which approximates the effective interest method.  Total amortization during the years ended December 31, 2021 and 2020 was $813 and $1,085 respectively, and is included within interest expense on the statements of income.

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

Concentration of Credit Risk.   Financial instruments with significant credit risk include cash and accounts receivable.  The amount of cash on deposit with one financial institution exceeded the $250,000 federally insured limit at December 31, 2021 by $993,331, by $214,830 at a second financial institution, and by $360,478 at a third financial institution. However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

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

Years Ended December 31	2021	2020
Balance, beginning of year	$54,000	$30,000
Provision for estimated losses	(48,712)	25,042
Recovery (write-off) of uncollectible accounts	(288)	(1,042)
Balance, end of year	$5,000	$54,000

The net accounts receivable balance at December 31, 2021 of $562,092 included an account from one customer of $71,522 (13%), $57,500 from a second customer (10%), and no more than 3% from any other single customer. The net accounts receivable balance at December 31, 2020 of $523,603 included an account from one customer of $182,510 (35%), $67,183 from a second customer (13%), and no more than 10% from any other single customer.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At December 31, 2021 and December 31, 2020, inventory consisted of the following:

	2021	2020
Raw materials & deposits	$2,179,332	$2,116,389
Work-in-process	84,963	16,862
Finished goods	559,494	524,875
Total gross inventories	2,823,789	2,658,126
Less reserve for obsolescence	(155,000)	(160,000)
Total net inventories	$2,668,789	$2,498,126

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended December 31	2021	2020
Balance, beginning of year	$160,000	$140,000
Provision for estimated obsolescence	23,585	64,753
Write-off of obsolete inventory	(28,585)	(44,753)
Balance, end of year	$155,000	$160,000

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years; three years for software and technology licenses; 15 years for space modifications and for training courses; 39 years for the cost of the building we purchased in October 2014.  We utilize the declining method of depreciation for property, equipment and space modifications, and the straight-line method of depreciation for software, training courses, and the building, due to the expected usage of these assets over time. These methods are expected to continue throughout the life of the assets.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.  Depreciation expense for the years ended December 31, 2021 and 2020 was $254,010 and $343,834 respectively.

Long-Lived Assets.   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.  No impairments were recorded for the years ended December 31, 2021 and 2020 respectively.

Patents.   The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (20 years for utility patents in the United States, and 14 years for design patents).  Amortization expense, including impairments, for the years ended December 31, 2021 and 2020 was $12,883 and $19,417 respectively.  Amortization expense for each of the next 5 years is estimated to be $12,932 per year.  Capitalized costs are expensed if patents are not granted.  We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.  Impairments of $0 and $5,990 were included in amortization expense for the years ended December 31, 2021 and 2020 respectively.  A summary of our patents at December 31, 2021 and 2020 is as follows:

	2021	2020
Patents issued	$190,508	$190,508
Patent applications	30,905	28,296
Accumulated amortization	(86,985)	(74,102)
Total net patents	$134,428	$144,702

Deposits and Other Assets.  We include the long-term portion of installment receivables with deposits.

Accrued Expenses.  We have accrued various expenses in our December 31 balance sheets, as follows.

	2021	2020
Compensation	$187,729	$165,686
Property and other taxes	68,514	69,109
Rebates	42,287	31,471
Total accrued expenses	$298,530	$266,266

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

Years Ended December 31	2021	2020
Balance, beginning of year	$46,500	$45,000
Provision for estimated warranty claims	25,818	27,279
Claims made	(25,818)	(25,779)
Balance, end of year	$46,500	$46,500

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  For the years ended December 31, 2021 and 2020, we did not have any interest or penalties or any significant uncertain tax positions.

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below.

	Year Ended December 31,
Product sales:	2021	2020
Product sales and supplies	$5,992,880	$5,509,424
Training, certification and data recording	624,167	541,580
Service plans and equipment rental	281,908	71,344
Product sales subtotal	6,898,955	6,122,348
Royalties	67,526	148,398
Rental income	87,949	85,956
Total revenues	$7,054,430	$6,356,702

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

Paycheck Protection Loans. Loans. In 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allocated $350 billion to help small businesses keep workers employed amid the pandemic and economic downturn. Known as the Paycheck Protection Program (“PPP”), the initiative provided federally guaranteed loans to small businesses.  A portion or all of these loans were to be forgiven if borrowers complied with certain PPP guidelines including spending the funds on authorized expenses and maintaining their payrolls during the crisis or restore their payrolls afterward. On May 4, 2020, the Company received proceeds of $465,097 from Bank of America under the PPP (the “PPP Loan”). Proceeds of $471,347 were received from a second loan with similar terms in February, 2021. The PPP provided that the PPP Loan could be partially or wholly forgiven if the funds were used for certain qualifying expenses as described in the CARES Act. The Company used the entire PPP Loan amounts for qualifying expenses, and the loans were forgiven in their entirety in February, 2021 and September, 2021 respectively. No interest on either loan has been recognized in our financial statements.

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

Recent Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements. None are pending that will have a material impact on our financial statements or related disclosures.

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

Stock-based compensation expense recognized under ASC 718 for years 2021 and 2020 was $17,157 and $30,351 respectively.  Stock-based compensation expense related to employee stock options under ASC 718 is allocated to General and Administrative Expense when incurred.

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

Basic and Diluted Income and Loss per Common Share.  Net income or loss per share is calculated in accordance with ASC Topic 260, Earnings Per Share ("ASC 260").  Under the provisions of ASC 260, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  Dilution from potential common shares outstanding at December 31, 2021 and 2020 was $0.01 and $0 per share, respectively.

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

The following table presents the calculation of basic and diluted net income per common share:

	Years Ended December 31,
	2021	2020
Net income (loss)	$675,967	$(921,930)
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	64,779	—
Weighted average shares-diluted	2,518,895	2,454,116
Net income (loss) per share-basic	$0.28	$(0.38)
Net income (loss) per share-diluted	$0.27	$(0.38)
Antidilutive employee stock options	—	—

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

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends.  Options to purchase 50,000 shares of stock at $6.00 apiece were granted in 2017 with vesting conditioned on meeting performance standards. An additional total of 110,500 options were granted during the year ended December 31, 2020, 48,000 of which were granted to two officers and three directors. Out of that 48,000, the officers were granted 37,500 and 7,500 and the directors were granted 1,000 each. These options vested immediately upon granting. Upon separation of employment, the 7,500 granted to the officer expired without being exercised. No options were exercised during the year ended December 31, 2021 or during the year ended December 31, 2020.

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

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended December 31, 2021 and 2020 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2019	28,000	$5.95
Granted	110,500	3.80
Exercised	—	—
Forfeited/expired	(39,750)	—
BALANCE AT DECEMBER 31, 2020	98,750	$4.09
Granted	20,500	3.80
Exercised	—	—
Forfeited/expired	(6,250)	—
BALANCE AT DECEMBER 31, 2021	113,000	$3 .80

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2021:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
3.80	113,000	3.33	$3.80	113,000	$3.80

The exercise price of all options granted through December 31, 2021 has been equal to or greater than the fair market value as of the date of grant, as determined by the Board.  As of December 31, 2021, 30,300 options for our common stock remain available for grant under the 2013 Plan.

Options to purchase 50,000 shares of stock at $8.83 apiece were granted during the year ended December 31, 2016. These options were forfeited and replaced with options to purchase 50,000 shares of stock at $6.00 apiece in 2018 in conjunction with the amendment of an employment agreement. In accordance with the terms of the grant, the number of options was reduced to 25,000 on December 31, 2019, and further reduced to 0 on December 31, 2020 as vesting of these options is subject to performance that was not achieved. The provisions of ASC 718-10-55 require the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values.  Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model.  The BSM option pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk free interest rate and expected dividends.  For the options granted in 2020, the pricing model assumptions were: risk-free interest rate .88%, expected life 5 years, expected volatility 23%, expected dividend rate 0%. For the options granted in 2021, the pricing model assumptions were: risk-free interest rate .85%, expected life 5 years, expected volatility 24%, expected dividend rate 0%. Applying these assumptions resulted in a fair value of $17,157 and $92,698 in 2021 and 2020 respectively, all of which was charged against operations with a corresponding credit to capital. Unvested options were credited against operations, which resulted in total share-based compensation cost of $17,157 and $30,351 for the years ended December 31, 2021 and 2020 respectively.

No options were exercised during the years ended December 31, 2021 and 2020.

The total number of authorized shares of common stock continues to be 50,000,000 with no change in the par value per share.

5.  COMMITMENTS AND CONTINGENCIES

Mortgage Expense. We purchased our facilities in Wheat Ridge, Colorado on October 31, 2014 for $1,949,139 and took out a term loan secured by a first mortgage on the property in the amount of $1,581,106 with Bank of America for a portion of the purchase price.  Effective June 30, 2016 the note was amended to revise the interest rate from 4.45% to 4.00% per annum.  This loan was paid on September 30, 2021 with proceeds from a new term loan also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000 which matures in September, 2031.

The new note is payable in 119 equal monthly installments of $7,453, including interest, plus a final payment of $786,607 (excluding interest) on September 30, 2031.  Our minimum future principal payments on this term loan, by year, are as follows:

2022	$50,663
2023	52,178
2024	53,738
2025	55,345
2026	57,000
2027 – 2031	1,068,642
Total	1,337,566
Less financing cost	(21,501)
Net term loan payable	1,316,065
Less current portion	(48,513)
Long term portion	$1,267,552

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of December 31, 2021 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $811,534 at December 31, 2021.

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

6.  LINE OF CREDIT AND PAYCHECK PROTECTION LOAN

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2018. The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to September 28, 2021. The revolving line of credit facility expired in accordance with its terms and has not been renewed. There was no balance due on the line of credit as of December 31, 2021 and December 31, 2020.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allocated $350 billion to help small businesses keep workers employed amid the pandemic and economic downturn. Known as the Paycheck Protection Program (“PPP”), the initiative provides federally guaranteed loans to small businesses.  A portion or all of these loans may be forgiven if borrowers comply with certain PPP guidelines including spending the funds on authorized expenses and maintaining their payrolls during the crisis or restore their payrolls afterward. On May 4, 2020, the Company received proceeds of $465,097 from Bank of America under the PPP (the “PPP Loan”). The funds were used for certain qualifying expenses as described in the CARES Act, and the loan was forgiven in its entirety in February, 2021. Proceeds of $471,347 were received from a second loan with similar terms in February, 2021 and the funds were used for certain qualifying expenses as described in the CARES Act, and the loan was forgiven in September, 2021. No interest on either loan has been recognized in our financial statements.

7.  INCOME TAXES

We account for income taxes under ASC 740, which requires the use of the liability method.  ASC 740 provides that deferred taxassets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The CARES Act provided for carrying back our 2020 net operating loss, which resulted in previous Federal General Business Credits being eliminated, and a carryover available for 2021 of $179.426. After various adjustments, including the exclusion from taxable income of forgiveness of the Paycheck Protection loans, we reported a loss for tax purposes of $259,180 in 2021. Thus the Federal General Business Credit carryover is increased by unused 2021 credits of $71,341, making $250,767 available for 2022. The net operating loss carryback has been eliminated and our 2021 loss may be carried forward indefinitely.

Our income tax (benefit) provision is summarized below:

Years Ended	December 31, 2021	December 31, 2020
Current:
Federal	$—	$(213,924)
State	—	—
Total current	—	(213,924)
Deferred:
Federal	(47,940)	(9,227)
State	(8,367)	(52,257)
Total deferred	(56,307)	(61,484)
Total	$(56,307)	$(275,408)

The items accounting for the difference between income taxes computed at the federal statutory rate and the (benefit) provision for income taxes consists of the following:

Years Ended	December 31, 2021	December 31, 2020
Federal statutory rate	$130,129	$(194,152)
Effect of:
State taxes, net of federal tax benefit	(2,335)	(52,258)
Research & development credit	—	—
Paycheck Protection loan forgiveness and other	(184,101)	(28,998)
Total	$(56,307)	$(275,408)

The components of the deferred tax asset are as follows:

Current Deferred Tax Assets:	December 31, 2021	December 31, 2020
Bad debt reserve	$1,275	$13,840
Inventory reserve	39,525	41,008
Accrued vacation	16,988	19,816
Deferred income	19,899	11,336
Warranty reserve	11,858	11,918
Federal and State net operating loss carry forward	114,904	50,224
Total	$204,449	$148,142

Our income tax returns are no longer subject to Federal or state tax examinations by tax authorities for years before 2016.

8.  LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at December 31, 2021 or December 31, 2020, and therefore made no accruals for legal proceedings in either 2021 or 2020.

9.  MAJOR CUSTOMERS/SUPPLIERS

We depend on sales that are generated from our customers' ongoing usage of alcohol testing instruments.

One customer contributed 4% ($300,103) to our product sales in 2021, a second customer contributed 3% ($228,162), a third customer contributed 3% ($204,512), and no other customer contributed more than 3%. One customer contributed 6% ($380,990) to our total sales in 2020, a second customer contributed 4% ($236,735), a third customer contributed 4% ($222,656), and no other customer contributed more than 3%. In making this determination, we considered the federal government, state governments, local governments, and foreign governments each as a single customer.

In 2021, we depended upon three vendors for approximately 21% of our purchases (three vendors and 21% respectively in 2020).

10.  DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We have adopted a 401(k) Profit Sharing Plan ("401(k) Plan") which covers all full-time employees who have completed 3 months of full-time continuous service and are age eighteen or older. Participants may defer up to 100% of their gross pay up to 401(k) Plan limits.  Participants are immediately vested in their contributions.  We make monthly discretionary matching contributions of 3% of the total payroll of the participating employees.  In 2021 and 2020 we contributed $8,731 and $31,853 respectively.  The participants vest in Company contributions based on years of service, with a participant fully vested after six years of credited service.

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

The following sets forth information about the operations of the business segments for the years ended December 31, 2021 and 2020.

	2021	2020
Product sales	$6,898,955	$6,122,348
Royalties	67,526	148,398
Products subtotal	6,966,481	6,270,746
Rentals	87,949	85,956
Total	$7,054,430	$6,356,702

Gross profit:
Product sales	$2,952,410	$2,002,161
Royalties	67,526	148,398
Products subtotal	3,019,936	2,150,559
Rentals	40,160	29,987
Total	$3,060,096	$2,180,546

Interest expense:
Product sales	$33,612	$36,863
Royalties	—	—
Products subtotal	33,612	36,863
Rentals	17,660	19,266
Total	$51,272	$56,129

Net income (loss) before taxes:
Product sales	$529,634	$(1,356,457)
Royalties	67,526	148,398
Products subtotal	597,160	(1,208,059)
Rentals	22,500	10,721
Total	$619,660	$(1,197,338)

There were no intersegment revenues.

At December 31, 2021, $575,671 of our assets were used in the Rentals segment, with the remainder, $,$8,374,160, used in the Products and unallocated segments.

Future rental income and related expenses will depend on whether existing leases are renewed. Minimum base rents for leases in place at December 31, 2021 are scheduled to be $54,956 in 2022 and $15,378 in 2023.

12.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements, except as follows.

On February 3, 2022 we granted 15,000 options to key employees, which have a term of 5 years, and which are immediately and fully vested. Under ASC 718, the value of each stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Cumulative compensation cost recognized in net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of compensation expense in the period of forfeiture. The volatility of the stock is based on a comparable public company's historical volatility since our stock is rarely traded.  Fair value computations are highly sensitive to the volatility factor; the greater the volatility, the higher the computed fair value of options granted. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility.

The factors used to estimate the value of the revised option grant on February 3, 2022 and the resulting fair market value, are as follows.

Stock price	$3.80
Exercise price per share	$3.80
Original term (years)	5
Volatility	31.00%
Annual rate of quarterly dividends	None
Risk free interest rate	1.66%
Fair market value of options	$17,202

The above fair market value of these options will be a charge to our statement of income, with an offsetting credit to capital, for the quarter ending March 31, 2022.

13.  QUARTERLY RESULTS (UNAUDITED)

2021	Q1	Q2	Q3	Q4
Revenues	$1,809,543	$1,729,636	$1,887,488	$1,627,763
Gross profit	823,877	605,418	934,051	696,750
Net income (loss)(1)	403,471	(109,712)	522,660	(140,452)
Basic earnings (loss) per share	0.16	(0.04)	0.21	(0.05)
Diluted earnings (loss) per share	$0.16	$(0.04)	$0.21	$(0.05)

2020	Q1	Q2	Q3	Q4
Revenues	$2,018,336	$1,320,038	$1,555,068	$1,463,260
Gross profit	778,076	328,069	597,104	477,297
Net income (loss)	(165,306)	(349,592)	(212,766)	(194,266)
Basic earnings (loss) per share	(0.07)	(0.14)	(0.09)	(0.08)
Diluted earnings (loss) per share	$(0.07)	$(0.14)	$(0.09)	$(0.08)

(1)	Includes PPP loan forgiveness of $465,097 in Q1. Includes PPP loan forgiveness of $471,347 in Q3.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the "Exchange Act").  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Internal Control over Financial Reporting

(a)	Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2014.  Based on our evaluation under the framework in Internal Control-Integrated Framework issued by the COSO in 2014, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

(c)	Changes in Internal Control over Financial Reporting

As of September 24, 2020, Lifeloc’s Principal Accounting Officer and Controller, Kristie LaRose, was no longer employed with Lifeloc and Lifeloc employee Michelle Heim was promoted to fill these positions. Other than this personnel change, there were no significant changes in our internal controls over financial reporting during the fiscal years ended December 31, 2021 and December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2021.

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2021.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2021.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	113,000	$3.80	30,300
Equity compensation plans not approved by security holders	—	—	—
Total	113,000	$3.80	30,300

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2021.

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2021.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our financial statements are provided under Item 8 of this Annual Report.

(b) The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
3.12	Amended and Restated Bylaws of Lifeloc Technologies, Inc., dated as of March 31, 2017 (4)
4.1	Form of Certificate representing Common Stock (1)
10.1	Form of Standard Distribution Agreement (1)
10.2	Loan Agreement with Citywide Banks (Term Loan), dated September 30, 2021
10.3†	2013 Stock Option Plan (2)
10.4†	Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated October 5, 2018 (7)
31.1*	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2*	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1) Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.

(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(3) Incorporated by reference to our Current Report on Form 8-K filed on April 4, 2017.

(4) Incorporated by reference to our Current Report on Form 8-K filed October 10, 2017.

*   Filed herewith.

†   Indicates a management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2022

LIFELOC TECHNOLOGIES, INC.

By:	/s/ Wayne R. Willkomm
Wayne R. Willkomm, Ph.D.
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne R. Willkomm	March 3, 2022
Wayne R. Willkomm, Ph.D.
Chief Executive Officer and President (Principal Executive Officer) Director

/s/ Vern D. Kornelsen	March 3, 2022
Vern D. Kornelsen
Chief Financial Officer (Principal Financial Officer) Director

/s/ Michelle Heim	March 3, 2022
Michelle Heim Controller (Principal Accounting Officer)

/s/ Robert Greenlee	March 3, 2022
Robert Greenlee Director

/s/ Michael J. Kornelsen	March 3, 2022
Michael J. Kornelsen, D.M.A. Director

/s/ Donald E. Siecke	March 3, 2022
Donald E. Siecke Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
3.12	Amended and Restated Bylaws of Lifeloc Technologies, Inc., dated as of March 31, 2017 (4)
4.1	Form of Certificate representing Common Stock (1)
10.1	Form of Standard Distribution Agreement (1)
10.2	Loan Agreement with Citywide Banks (Term Loan), dated September 30, 2021
10.3†	2013 Stock Option Plan (2)
10.4†	Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated October 5, 2018 (7)
31.1*	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2*	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1) Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.

(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(3) Incorporated by reference to our Current Report on Form 8-K filed on April 4, 2017.

(4) Incorporated by reference to our Current Report on Form 8-K filed October 10, 2017.

*   Filed herewith.

†   Indicates a management contract or compensatory plan or arrangement.