Form 10-Q
period 2022-03-31
Lifeloc Technologies, Inc
filed 2022-05-11
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).    Yes ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" or and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at May 10, 2022)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2022

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

ASSETS

	March 31, 2022 (Unaudited)	December 31, 2021
CURRENT ASSETS:
Cash	$2,018,828	$2,571,668
Accounts receivable, net	798,748	562,092
Inventories, net	2,514,112	2,668,789
Prepaid expenses and other	167,006	56,897
Total current assets	5,498,694	5,859,446

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	958,785	958,785
Training courses	432,375	432,375
Office equipment, software and space modifications	216,618	216,618
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	467,485	456,685
Less accumulated depreciation	(2,628,470)	(2,518,966)
Total property and equipment, net	2,489,324	2,588,028

OTHER ASSETS:
Patents, net	115,920	134,428
Deposits and other	163,480	163,480
Deferred taxes	248,024	204,449
Total other assets	527,424	502,357
Total assets	$8,515,442	$8,949,831

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$295,523	$445,985
Term loan payable, current portion	48,887	48,513
Customer deposits	166,100	170,952
Accrued expenses	155,299	298,530
Deferred revenue, current portion	74,460	71,604
Reserve for warranty expense	46,500	46,500
Total current liabilities	786,769	1,082,084

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,255,727	1,267,551

DEFERRED REVENUE, net of current portion	6,486	6,430
Total liabilities	2,048,982	2,356,065

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,668,014	4,650,812
Retained earnings	1,798,446	1,942,954
Total stockholders' equity	6,466,460	6,593,766

Total liabilities and stockholders' equity	$8,515,442	$8,949,831

See accompanying notes

 LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended March 31,
REVENUES:	2022	2021
Product sales	$2,111,757	$1,775,447
Royalties	26,640	12,564
Rental income	22,239	21,532
Total	2,160,636	1,809,543

COST OF SALES	1,318,747	985,666

GROSS PROFIT	841,889	823,877

OPERATING EXPENSES:
Research and development	390,024	307,212
Sales and marketing	276,637	230,478
General and administrative	352,833	350,120
Total	1,019,494	887,810

OPERATING INCOME (LOSS)	(177,605)	(63,933)

OTHER INCOME (EXPENSE):
Forgiveness of Paycheck Protection loan	—	465,097
Interest income	432	499
Interest expense	(10,910)	(13,517)
Total	(10,478)	452,079

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	(188,083)	388,146

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	43,575	15,325

NET INCOME (LOSS)	$(144,508)	$403,471

NET INCOME (LOSS) PER SHARE, BASIC	$(0.06)	$0.16

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.06)	$0.16

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

See accompanying notes

 Lifeloc Technologies, Inc.
Condensed Statements of Stockholders' Equity (Unaudited)

	Three Months Ended March 31,
	2022	2021
Total stockholders' equity, beginning balances	$6,593,766	$5,900,642

Common stock (no shares issued during periods):
Beginning balances	4,650,812	4,633,655
Stock based compensation expense related
to stock options	17,202	17,157
Ending balances	4,668,014	4,650,812

Retained earnings:
Beginning balances	1,942,954	1,266,987
Net income (loss)	(144,508)	403,471
Ending balances	1,798,446	1,670,458

Total stockholders' equity, ending balances	$6,466,460	$6,321,270

See accompanying notes

 LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2022	2021
Net income (loss)	$(144,508)	$403,471
Adjustments to reconcile net income to net cash
provided from (used in) operating activities-
Forgiveness of Paycheck Protection loan (round 1)	—	(465,097)
Depreciation and amortization	129,088	66,828
Provision for inventory obsolescence, net change	34,789	—
Deferred taxes, net change	(43,575)	(1,441)
Stock based compensation expense related to
stock options	17,202	17,157
Changes in operating assets and liabilities-
Accounts receivable	(236,656)	(169,622)
Inventories	119,888	(82,022)
Income taxes receivable	—	(13,884)
Prepaid expenses and other	(110,109)	(20,606)
Accounts payable	(150,462)	21,968
Customer deposits	(4,852)	6,170
Accrued expenses	(143,231)	(102,547)
Deferred revenue	2,912	2,249
Net cash provided from (used in)
operating activities	(529,514)	(337,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,800)	—
Net cash (used in) investing activities	(10,800)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Paycheck Protection loan (round 2)	—	471,347
Principal payments made on term loan	(12,526)	(12,006)
Net cash (used in) financing
activities	(12,526)	459,341

NET INCREASE (DECREASE) IN CASH	(552,840)	121,965

CASH, BEGINNING OF PERIOD	2,571,668	2,195,070

CASH, END OF PERIOD	$2,018,828	$2,317,035

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$9,834	$13,246

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of March 31, 2022 and December 31, 2021, and the results of operations and cash flows for the quarters ended March 31, 2022 and March 31, 2021. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2021 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At March 31, 2022 and December 31, 2021, inventory consisted of the following:

	2022	2021
Raw materials & deposits	$2,001,374	$2,179,332
Work-in-process	61,718	84,963
Finished goods	640,809	559,494
Total gross inventories	2,703,901	2,823,789
Less reserve for obsolescence	(189,789)	(155,000)
Total net inventories	$2,514,112	$2,668,789

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below for the three months ended March 31, 2022 and March 31, 2021.

Product sales:	2022	2021
Product sales and supplies	$1,923,948	$1,626,160
Training, certification and data recording	167,255	135,922
Service plans and equipment rental	20,554	13,365
Products subtotal	2,111,757	1,775,447
Royalties	26,640	12,564
Building rentals	22,239	21,532
Total revenues	$2,160,636	$1,809,543

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

Stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2022 and 2021 was $17,202 and $17,157 respectively. These amounts consist of stock-based compensation expenses from grants of employee stock options which are allocated to General and Administrative Expense when incurred.

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

The following table presents the calculation of basic and diluted net income (loss) per common share for three months ended March 31, 2022 and March 31, 2021:

	2022	2021
Net income (loss)	$(144,508)	$403,471
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$(0.06)	$0.16
Net income (loss) per share-diluted	$(0.06)	$0.16
Antidilutive employee stock options	—	—

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2022:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$3.80	113,000	3.29	$3.80	113,000	$3.80

The exercise price of all options granted through March 31, 2022 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued. As of March 31, 2022, 25,300 options for our common stock remain available for grant under the 2013 Plan.

We granted 50,000 options to an officer in January of 2016, which were to vest based on the achievement of certain performance conditions. In accordance with the terms of the grant, the number of options was reduced to 25,000 on December 31, 2019, and further reduced to 0 on December 31, 2021 as vesting of these options was subject to performance that was not achieved.

A total of 15,000 options were granted to two employees during the three months ended March 31, 2022.

A total of 110,500 options were granted during the three months ended March 31, 2021, 48,000 of which were granted to two officers and three directors. Out of that 48,000, the officers were granted 37,500 and 7,500 respectively, and the directors were granted 1,000 each. These options vested immediately upon granting.

No options were exercised during the three months ended March 31, 2022 or during the three months ended March 31, 2021.

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

2022	$38,137
2023	52,178
2024	53,738
2025	55,345
2026	57,000
2027 – 2031	1,068,641
Total	1,325,039
Less financing cost	(20,425)
Net term loan payable	1,304,614
Less current portion	(48,887)
Long term portion	$1,255,727

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of March 31, 2022, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $601,095 at March 31, 2022.

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

6.  LINE OF CREDIT AND PAYCHECK PROTECTION LOAN

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2018. The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to September 28, 2021. The revolving line of credit facility expired in accordance with its terms and has not been renewed. There was no balance due on the line of credit as of March 31, 2022 and March 31, 2021.

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

	Three Months Ended March 31,
	2022	2021
Federal statutory rate	$(39,497)	$81,511
Effect of:
State taxes, net of federal tax benefit	7,690	2,769
Other	(11,768)	(99,605)
Total	$(43,575)	$(15,325)

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

The following sets forth information about the operations of the business segments for the three months ended March 31, 2022 and 2021.

	2022	2021
Product sales	$2,111,757	$1,775,447
Royalties	26,640	12,564
Products subtotal	2,138,397	1,788,011
Rentals	22,239	21,532
Total	$2,160,636	$1,809,543

Gross profit:
Product sales	$793,010	$796,424
Royalties	26,640	12,564
Products subtotal	819,650	808,988
Rentals	22,239	14,889
Total	$841,889	$823,877

Interest expense:
Product sales	$7,468	$8,881
Royalties	—	—
Products subtotal	7,468	8,881
Rentals	3,442	4,636
Total	$10,910	$13,517

Net income (loss) before taxes:
Product sales	$(233,520)	$365,329
Royalties	26,640	12,564
Products subtotal	(206,880)	377,893
Rentals	18,797	10,253
Total	$(188,083)	$388,146

There were no intersegment revenues.

At March 31, 2022, $575,671 of our assets were used in the Rentals segment, with the remainder, $7,939,771, used in the Products and unallocated segments.

9.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans" or "anticipates" or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled "Risk Factors" in our December 31, 2021 Form 10-K.

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

In late 2009, Lifeloc released the LifeGuard® Personal Breathalyzer ("LifeGuard®"), a personal alcohol breath tester that incorporates the same fuel-cell technology used in our professional devices. Intended originally for the global consumer breathalyzer market, LifeGuard® has been discontinued.

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

Results of Operations

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Net sales. Our product sales for the quarter ended March 31, 2022 were $2,111,757, an increase of 19% from $1,775,447 for the quarter ended March 31, 2021.  This increase is primarily attributable to an increase in demand in the current quarter, which may represent partial recovery from the impact of Covid-19 in the same quarter a year ago. When royalties of $26,640 and rental income of $22,239 are included, total revenues of $2,160,636 increased by $351,093, or 19%, for the quarter ended March 31, 2022 when compared to the same quarter a year ago. With the diminishing effects of the pandemic, we expect revenues to be somewhat higher in the remainder of 2022 when compared to 2021.

Gross profit.   Our total gross profit for the three months ended March 31, 2022 of $841,889 represented an increase of 2% from total gross profit of $823,877 for the same period a year earlier. This increase is primarily as a result of increased sales, offset by increased costs across the board, including labor and components, and offset in part by increased royalties. Cost of product sales increased from $979,023 in Q1 of 2021 to $1,318,747 in Q1 of 2022, or 35%, as a result of increased sales volume and inflation. Gross profit margin on products went from 45% in Q1 of 2021 to 38% in Q1 of 2022 as a result of the foregoing factors.

Research and development expenses.  Our research and development expenses were $390,024 for the quarter ended March 31, 2022, representing an increase of 27% over the $307,212 in the same quarter a year ago.  This increase resulted mostly from adding personnel and increased compensation, along with higher payments to outside vendors in connection with the work pertaining to the SpinDx development.

Sales and marketing expenses.   Our sales and marketing expenses of $276,637 for the quarter ended March 31, 2022 increased by $46,159 (20%) from the $230,478 for the quarter ended March 31, 2021, mostly as the result of resumption of sales efforts formerly curtailed because of the pandemic.

General and administrative expenses.   Our general and administrative expenses of $352,833 for the quarter ended March 31, 2022 were relatively unchanged from the $350,120 in the same period a year ago.

Other income (expense).  Our other income decreased in Q1 of 2022 due to forgiveness in Q1 of 2021 of the Paycheck Protection loan obtained in 2021, versus none in the current period. Interest income of $432 in the quarter ended March 31, 2022 was nominal and relatively unchanged from the $499 in the same quarter a year ago. Our interest expense of $10,910 in the current quarter over $13,517 in the same period a year ago is mostly the result of the lower interest rate on our new term loan closed on September 30, 2021, as well as the result of the balance of the term loan on our building declining.

Net income (loss).   We realized a net loss of $144,508 for the quarter ended March 31, 2022 compared to net income of $403,471 for the quarter ended March 31, 2021.  This decrease of $547,979 was the result of the changes in gross profit and operating expenses discussed above, offset in part by an increased benefit from income tax of $28,250.

Trends and Uncertainties That May Affect Future Results

Revenues in the first quarter of 2022 were higher compared to revenues in 2021 as a result of the diminishing Covid-19 pandemic. We believe the effects of the pandemic are declining, and we expect the remainder of 2022 to show modest improvement over 2021.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2017), secured by a first-priority security interest in the property we acquired with the loan. In connection with the term loan, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2018. The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to September 28, 2021. The revolving line of credit facility expired in accordance with its terms and has not been renewed. There was no balance due on the line of credit as of March 31, 2021.

Equipment and software purchased during the quarter ended March 31, 2022 was $10,800, compared to $0 in the same period a year ago.  Building improvements during the quarter ended March 31, 2022 were $0, compared to $0 in the quarter ended March 31, 2021. We filed patent applications at a cost to us of $0 in the first quarter of 2022 and $0 in the first quarter of 2021.

As of March 31, 2022, cash was $2,018,828, accounts receivable were $798,748 and current liabilities were $786,769 resulting in a net liquid asset amount of $2,030,807.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to maintain profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended March 31, 2022 and for the quarter ended March 31, 2021, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ''Risk Factors'' in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the three months ended March 31, 2022 or during the three months ended March 31, 2021.  There were no sales of equity securities during the three months ended March 31, 2022 or during the three months ended March 31, 2021.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOC TECHNOLOGIES, INC.

May 11, 2022	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

May 11, 2022	By:	/s/ Michelle Heim
Date		Michelle Heim
Controller (Principal Accounting Officer)

 Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document