Form 10-Q
period 2022-06-30
Lifeloc Technologies, Inc
filed 2022-08-10
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at June 30, 2022)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended June 30, 2022

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2022 (Unaudited)	December 31, 2021
CURRENT ASSETS:
Cash	$2,251,315	$2,571,668
Accounts receivable, net	735,675	562,092
Inventories, net	2,300,987	2,668,789
Prepaid expenses and other	124,781	56,897
Total current assets	5,412,758	5,859,446

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	988,738	958,785
Training courses	432,375	432,375
Office equipment, software and space modifications	216,618	216,618
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	467,485	456,685
Less accumulated depreciation	(2,747,253)	(2,518,966)
Total property and equipment, net	2,400,494	2,588,028

OTHER ASSETS:
Patents, net	97,412	134,428
Deposits and other	163,480	163,480
Deferred taxes	315,486	204,449
Total other assets	576,378	502,357

Total assets	$8,389,630	$8,949,831

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$299,663	$445,985
Term loan payable, current portion	49,265	48,513
Customer deposits	171,228	170,952
Accrued expenses	240,193	298,530
Deferred revenue, current portion	67,238	71,604
Reserve for warranty expense	46,500	46,500
Total current liabilities	874,087	1,082,084

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,243,807	1,267,551

DEFERRED REVENUE, net of current portion	6,806	6,430
Total liabilities	2,124,700	2,356,065

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares
authorized, 2,454,116 shares outstanding	4,668,014	4,650,812
Retained earnings	1,596,916	1,942,954
Total stockholders' equity	6,264,930	6,593,766

Total liabilities and stockholders' equity	$8,389,630	$8,949,831

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,
REVENUES:	2022	2021
Product sales	$2,144,813	$1,674,045
Royalties	12,572	33,652
Rental income	22,639	21,939
Total	2,180,024	1,729,636

COST OF SALES	1,516,389	1,124,218

GROSS PROFIT	663,635	605,418

OPERATING EXPENSES:
Research and development	352,910	266,633
Sales and marketing	276,669	214,124
General and administrative	293,421	256,908
Total	923,000	737,665

OPERATING INCOME (LOSS)	(259,365)	(132,247)

OTHER INCOME (EXPENSE):
Interest income	1,190	813
Interest expense	(10,817)	(13,544)
Total	(9,627)	(12,731)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	(268,992)	(144,978)

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	67,462	35,266

NET INCOME (LOSS)	$(201,530)	$(109,712)

NET INCOME (LOSS) PER SHARE, BASIC	$(0.08)	$(0.04)

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.08)	$(0.04)

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Consolidated Statements of Income (Unaudited)

	Six Months Ended June 30,
REVENUES:	2022	2021
Product sales	$4,256,570	$3,449,492
Royalties	39,212	46,216
Rental income	44,878	43,471
Total	4,340,660	3,539,179

COST OF SALES	2,835,136	2,109,884

GROSS PROFIT	1,505,524	1,429,295

OPERATING EXPENSES:
Research and development	742,934	573,845
Sales and marketing	553,306	444,602
General and administrative	646,254	607,028
Total	1,942,494	1,625,475

OPERATING INCOME (LOSS)	(436,970)	(196,180)

OTHER INCOME (EXPENSE):
Forgiveness of Paycheck Protection loan	—	465,097
Interest income	1,622	1,312
Interest expense	(21,727)	(27,061)
Total	(20,105)	439,348

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	(457,075)	243,168

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	111,037	50,591

NET INCOME (LOSS)	$(346,038)	$293,759

NET INCOME (LOSS) PER SHARE, BASIC	$(0.14)	$0.12

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.14)	$0.12

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

See accompanying notes.

Lifeloc Technologies, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total stockholders' equity, beginning balances	$6,466,460	$6,321,270	$6,593,766	$5,900,642

Common stock (no shares issued during periods):
Beginning balances	4,668,014	4,650,812	4,650,812	4,633,655
Stock based compensation expense related
to stock options	—	—	17,202	17,157
Ending balances	4,668,014	4,650,812	4,668,014	4,650,812

Retained earnings:
Beginning balances	1,798,446	1,670,458	1,942,954	1,266,987
Net income (loss)	(201,530)	(109,712)	(346,038)	293,759
Ending balances	1,596,916	1,560,746	1,596,916	1,560,746

Total stockholders' equity, ending balances	$6,264,930	$6,211,558	$6,264,930	$6,211,558

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2022	2021
Net income (loss)	$(346,038)	$293,759
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities-
Forgiveness of Paycheck Protection loan (round 1)	—	(465,097)
Depreciation and amortization	267,455	133,657
Provision for doubtful accounts, net change	—	(49,000)
Provision for inventory obsolescence, net change	94,578	(5,000)
Deferred taxes, net change	(111,037)	10,648
Stock based compensation expense related to stock options	17,202	17,157
Changes in operating assets and liabilities-
Accounts receivable	(173,583)	73,553
Inventories	273,224	7,166
Income taxes receivable	—	(54,506)
Prepaid expenses and other	(67,884)	(12,804)
Deposits and other	—	966
Accounts payable	(146,322)	(101,836)
Customer deposits	276	8,130
Accrued expenses	(58,337)	(54,102)
Deferred revenue	(3,990)	3,930
Net cash provided from (used in) operating activities	(254,456)	(193,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(40,753)	(58,461)
Patent filing expense	—	—
Net cash (used in) investing activities	(40,753)	(58,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(25,144)	(23,986)
Proceeds from Paycheck Protection loan (round 2)		471,347
Net cash provided from (used in) financing activities	(25,144)	447,361

NET INCREASE (DECREASE) IN CASH	(320,353)	195,521

CASH, BEGINNING OF PERIOD	2,571,668	2,195,070

CASH, END OF PERIOD	$2,251,315	$2,390,591

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$19,575	$26,518

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of June 30, 2022 and December 31, 2021, and the results of operations and cash flows for the quarters ended June 30, 2022 and June 30, 2021. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2021 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At June 30, 2022 and December 31, 2021, inventory consisted of the following:

	2022	2021
Raw materials & deposits	$1,996,253	$2,179,332
Work-in-process	45,809	84,963
Finished goods	508,503	559,494
Total gross inventories	2,550,565	2,823,789
Less reserve for obsolescence	(249,578)	(155,000)
Total net inventories	$2,300,987	$2,668,789

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below for the three months ended June 30, 2022 and June 30, 2021.

	Three Months Ended June 30,
Product sales:	2022	2021
Product sales and supplies	$1,964,494	$1,490,978
Training, certification and data recording	162,726	166,138
Service plans and equipment rental	17,593	16,929
Products subtotal	2,144,813	1,674,045
Royalties	12,572	33,652
Building rentals	22,639	21,939
Total revenues	$2,180,024	$1,729,636

	Six Months Ended June 30,
Product sales:	2022	2021
Product sales and supplies	$3,888,442	$3,117,138
Training, certification and data recording	329,981	302,060
Service plans and equipment rental	38,147	30,294
Products subtotal	4,256,570	3,449,492
Royalties	39,212	46,216
Building rentals	44,878	43,471
Total revenues	$4,340,660	$3,539,179

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2022 and 2021 was $0 and $0 respectively, and for the six months ended June 30, 2022 and 2021 it was $17,202 and $17,157 respectively. These amounts consist of stock-based compensation expenses from grants of employee stock options which are allocated to General and Administrative Expense when incurred.

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

The following table presents the calculation of basic and diluted net income (loss) per common share for three months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,
	2022	2021
Net income (loss)	$(201,530)	$(109,712)
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$(0.08)	$(0.04)
Net income (loss) per share-diluted	$(0.08)	$(0.04)
Antidilutive employee stock options	—	—

	Six Months Ended June 30,
	2022	2021
Net income (loss)	$(346,038)	$293,759
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$(0.14)	$0.12
Net income (loss) per share-diluted	$(0.14)	$0.12
Antidilutive employee stock options	—	—

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at June 30, 2022:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$3.80	123,000	3.05	$3.80	123,000	$3.80

The exercise price of all options granted through June 30, 2022 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued. As of June 30, 2022, 20,300 options for our common stock remain available for grant under the 2013 Plan.
11

We granted 50,000 options to an officer in January of 2016, which were to vest based on the achievement of certain performance conditions. In accordance with the terms of the grant, the number of options was reduced to 25,000 on December 31, 2019, and further reduced to 0 on December 31, 2021 as vesting of these options was subject to performance that was not achieved.

No options were granted during the three months ended June 30, 2022. A total of 15,000 options were granted to two employees during the six months ended June 30, 2022.

A total of 110,500 options were granted during the three months ended June 30, 2021, 48,000 of which were granted to two officers and three directors. Out of that 48,000, the officers were granted 37,500 and 7,500 respectively, and the directors were granted 1,000 each. These options vested immediately upon granting.

No options were exercised during the six months ended June 30, 2022 or during the six months ended June 30, 2021.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

5.  COMMITMENTS AND CONTINGENCIES

Mortgage Expense. We purchased our facilities in Wheat Ridge, Colorado on October 31, 2014 for $1,949,139 and took out a term loan secured by a first-priority mortgage on the property in the amount of $1,581,106 with Bank of America for a portion of the purchase price.  This loan was paid on September 30, 2021 with proceeds from a new term loan, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000 which matures in September, 2031. Our minimum future principal payments on this term loan, by year, are as follows:

2022	$25,519
2023	52,178
2024	53,738
2025	55,345
2026	57,000
2027 – 2031	1,068,641
Total	1,312,421
Less financing cost	(19,349)
Net term loan payable	1,293,072
Less current portion	(49,265)
Long term portion	$1,243,807

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of June 30, 2022, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $843,574 at June 30, 2022.

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

6.  LINE OF CREDIT AND PAYCHECK PROTECTION LOAN

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2018. The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to September 28, 2021. The revolving line of credit facility expired in accordance with its terms and has not been renewed. There was no balance due on the line of credit as of June 30, 2022 and June 30, 2021.
12

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

	Three Months Ended June 30,
	2022	2021
Federal statutory rate	$(56,488)	$(30,445)
Effect of:
State taxes, net of federal tax benefit	12,279	6,708
Other	(23,253)	(11,529)
Total	$(67,462)	$(35,266)

	Six Months Ended June 30,
	2022	2021
Federal statutory rate	$(95,985)	$51,066
Effect of:
State taxes, net of federal tax benefit	19,969	9,477
Other	(35,021)	(111,134)
Total	$(111,037)	$(50,591)

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

The following sets forth information about the operations of the business segments for the three months ended June 30, 2022 and 2021.

	2022	2021
Product sales	$2,144,813	$1,674,045
Royalties	12,572	33,652
Products subtotal	2,157,385	1,707,697
Rentals	22,639	21,939
Total	$2,180,024	$1,729,636

Gross profit:
Product sales	$637,244	$565,167
Royalties	12,572	33,652
Products subtotal	649,816	598,819
Rentals	13,819	6,599
Total	$663,635	$605,418

Interest expense:
Product sales	$7,411	$8,899
Royalties	—	—
Products subtotal	7,411	8,899
Rentals	3,406	4,645
Total	$10,817	$13,544

Net income (loss) before taxes:
Product sales	$(291,997)	$(180,584)
Royalties	12,572	33,652
Products subtotal	(279,405)	(146,932)
Rentals	10,413	1,954
Total	$(268,992)	$(144,978)

The following sets forth information about the operations of the business segments for the six months ended June 30, 2022 and 2021.

	2022	2021
Product sales	$4,256,570	$3,449,492
Royalties	39,212	46,216
Products subtotal	4,295,782	3,495,708
Rentals	44,878	43,471
Total	$4,340,660	$3,539,179

Gross profit:
Product sales	$1,430,254	$1,361,591
Royalties	39,212	46,216
Products subtotal	1,469,466	1,407,807
Rentals	36,058	21,488
Total	$1,505,524	$1,429,295

Interest expense:
Product sales	$14,879	$17,780
Royalties	—	—
Products subtotal	14,879	17,780
Rentals	6,848	9,281
Total	$21,727	$27,061

Net income (loss) before taxes:
Product sales	$(525,497)	$184,745
Royalties	39,212	46,216
Products subtotal	(486,285)	230,961
Rentals	29,210	12,207
Total	$(457,075)	$243,168

There were no intersegment revenues.

At June 30, 2022, $575,671 of our assets were used in the Rentals segment, with the remainder, $7,813,959, used in the Products and unallocated segments.
14

9.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements, except as follows.

On June 1, 2022, we formed a wholly-owned subsidiary, Probation Tracker, Inc., a Colorado corporation (“PTI”) and capitalized it with $61,353 in exchange for 613,530 shares of PTI common stock. PTI had no activity during the three months ended June 30, 2022 and its accounts have been consolidated with ours in the accompanying balance sheet. In August 2022, we intend to filed a Form 10 with the Securities and Exchange Commission in anticipation of distributing all of the 613,530 shares of common stock to our shareholders as a stock dividend. When we are notified by the SEC that our Form 10 has been approved, we will distribute the shares to our shareholders in proportion to their holdings of our stock. As a separate entity, PTI will attempt to complete proof of concept demonstrating that R.A.D.A.R. 300 is feasible.

Also on June 1, 2022, Lifeloc entered into an Asset Purchase Agreement with PTI (the “Asset Purchase Agreement”), pursuant to which PTI has agreed to purchase the R.A.D.A.R. assets in exchange for 1,250,000 shares of redeemable preferred stock of PTI, redeemable at an exercise price of $1.00 per share (the “Redeemable Preferred”). Closing of the Asset Purchase Agreement is contingent on (i) PTI delivering to Lifeloc acceptable proof of concept showing that R.A.D.A.R. 300 is feasible, and (ii) PTI raising at least $500,000 of additional capital. The Asset Purchase Agreement also obligates PTI to redeem the Redeemable Preferred upon the occurrence of the following events, for as long as the Redeemable Preferred has not been fully redeemed: (a) upon the consummation of one or more capital-raising transactions from which PTI receives aggregate gross proceeds of not less than US$2,000,000, PTI will redeem 50% of the outstanding Redeemable Preferred; (b) upon the consummation of one or more capital-raising transactions from which PTI receives aggregate gross proceeds of not less than US$3,000,000, PTI will redeem 100% of the outstanding Redeemable Preferred; and (c) beginning in the first fiscal year in which PTI’s gross revenue is more than $500,000, PTI will redeem an amount of Redeemable Preferred Stock equal to fifteen percent (15%) of PTI’s pre-tax earnings for each subsequent fiscal year.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled “Risk Factors” in our December 31, 2021 Form 10-K.

Overview

Lifeloc Technologies, Inc., a Colorado corporation (“Lifeloc” or the “Company”), is a Colorado-based developer, manufacturer and marketer of portable hand-held and fixed station breathalyzers and related accessories, supplies and education.  We design, produce and sell fuel-cell based breath alcohol testing equipment.  We compete in all major segments of the portable breath alcohol testing instrument market, including law enforcement, workplace, corrections, original equipment manufacturing (“OEM”) and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers’ alcohol testing programs. We sell globally through distributors as well as directly to users.

We define our business as providing “near and remote sensing” products and solutions. Today, the majority of our revenues are derived from products and services for alcohol detection and measurement. We remain committed to growing our breath alcohol testing business. In the future, we anticipate the commercialization of new sensing and measurement products that may allow Lifeloc to successfully expand our business into new growth areas where we do not presently compete or where no satisfactory product solutions exist today.

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

Principal Products and Services and Methods of Distribution

Alcohol Breath Testers

In 1989, we introduced our first breath alcohol tester, the PBA3000. Our Phoenix® Classic was completed and released for sale in1998, superseding the PBA3000. In turn, the Phoenix® Classic has been superseded by our FC Series and Workplace Series of portable breath alcohol testers, which are discussed below. Neither the PBA3000 nor the Phoenix® Classic is actively sold today.

In 2001, we completed and released for sale our new FC Series, designed specifically for domestic and international law enforcement and corrections markets. The portable breath alcohol testers comprising our FC Series are currently being sold worldwide, having contributed to our growth since their introduction. The FC Series is designed to meet the needs of domestic and international law enforcement for roadside drink/drive testing and alcohol offender monitoring. The FC Series is approved by the U.S. Department of Transportation (“DOT”) as an evidential breath tester, making it suitable for sale to state law enforcement agencies for preliminary roadside breath alcohol testing.  The FC Series is routinely updated with firmware, software and component improvements as they become available.  It is readily adaptable to the specific requirements and regulations of domestic and international markets.

In 2005 and 2006, we introduced two new models, the EV30 and Phoenix® 6.0 Evidential Breath Tester (“Phoenix® 6.0”), which constitute our Workplace Series of testing devices.  Like their predecessor, the Phoenix® Classic, and our FC Series, these instruments are DOT approved. The DOT’s specifications support the DOT’s workplace alcohol testing programs, including those applicable to workplace alcohol testing for the federally regulated transportation industry. We also sell component parts used in alcohol testing devices, such as mouthpieces used by our breathalyzers, as well as forms and labels used for record keeping, and calibration products for user re-calibration of our devices.  We offer optional service agreements on our equipment, re-calibration services, and spare parts, and we sell supporting instrument training and user certification training to our workplace customers.

In 2006, we commenced selling breath alcohol equipment components that we manufacture to other OEMs for inclusion as subassemblies or components in their breath alcohol testing devices.

In late 2009, Lifeloc released the LifeGuard® Personal Breathalyzer (“LifeGuard®”), a personal alcohol breath tester that incorporates the same fuel-cell technology used in our professional devices. Intended originally for the global consumer breathalyzer market, LifeGuard® has been discontinued.

In 2011 and 2012, Lifeloc introduced Bluetooth wireless keyboard and printer communication options for our Phoenix® 6.0 along with a series of web based workplace training courses. We believe these two product innovations have been key to our success and leadership in workplace breath testing.

In 2013, Lifeloc expanded our FC Series of professional breath alcohol testers targeted at domestic and international law enforcement and corrections markets with the addition of the FC5 Hornet (the “FC5”). The FC5 is a passive (no mouthpieces required) portable handheld alcohol screening device that competes directly with passive alcohol screeners from our competitors in the education, law enforcement, workplace and corrections markets.

In 2013, we also introduced the Sentinel™ zero tolerance alcohol screening station, a fully automated wall mounted screening station for use in safety sensitive industries such as oil and gas and mining. Both devices expand Lifeloc’s products for passive alcohol screening.

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

Testers for Drugs of Abuse

In August 2016, we entered into an exclusive patent license agreement with Sandia Corporation, Albuquerque, NM, pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia’s patented SpinDx™ technology for the detection of drugs of abuse. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  The microfluidics disk with centrifugal concentration achieves a strong signal from trace concentrations in small samples that under best conditions can be quantitative.  Sandia Corporation developed a prototype using the SpinDx™ technology under our Cooperative Research and Development Agreement. We received the first prototype in 2018, advanced this device for robustness and manufacturability, and are now commercializing the device. In 2021 we purchased SpinDx related test validation equipment as well as disk development fabrication equipment totaling $265,867. We are optimistic about the results of the work to date and expect market introduction later in 2022 with partners for field demonstration. The SpinDx™ platform has the potential to improve real-time screening for a panel of high-abuse drugs, with the ability to efficiently measure relatively low concentrations of drugs such as cocaine, heroin, methamphetamine, fentanyl and other high-abuse drugs.  We intend to use this technology platform, sometimes referred to as “Lab on a Disk", to develop a series of devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse. First will be the SpinDx device with disks for delta-9 THC detection from an oral fluid sample collected from a test subject. This will be followed with a device based on our recently updated LX9 breathalyzer to collect a sample for analysis from breath, which coupled with the SpinDx device will be our marijuana breathalyzer system.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites, an important step in establishing impairment. Testing has commenced to validate the SpinDx technology against the definitive standard liquid chromatography-mass spectroscopy measurement utilizing human samples. There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product (“R.A.D.A.R.®”) from Track Group, Inc. (“TRCK”) for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence. The R.A.D.A.R.® 200 Mobile Device has been updated and released for sale in 2022. Continued refinements are needed, which, when completed, will result in R.A.D.A.R. 300 having the ability to confirm that the user blowing the alcohol test is the correct user, along with other features.

In the latter part of 2021, we determined that our other business objectives could not be met while also devoting resources to upgrading R.A.D.A.R. 200 to R.A.D.A.R. 300. As a result, plans to work on R.A.D.A.R. 300 were abandoned in favor of devoting all available resources to Lifeloc’s other business objectives. However, our belief in the potential commercial success of R.A.D.A.R. 300 resulted in the decision to set up a new wholly owned subsidiary, Probation Tracker, Inc., to acquire certain rights in the R.A.D.A.R. assets, continue development, and subject to such development becoming successful and subject to raising at least $500,000 of additional capital, ultimately acquire the R.A.D.A.R. assets.

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

In December 2014, we acquired substantially all of the assets of Superior Training Solutions, Inc. (“STS”), a company that develops and sells online drug and alcohol training and refresher courses. We have augmented and updated the assets we acquired from STS to enable mobile device usage. These assets complement our existing drug and alcohol training courses.

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

Additional Areas of Interest

Consistent with our business goal of providing “near and remote sensing and monitoring” products and solutions, our acquisition strategy involves purchasing companies, development resources and assets that are aligned with our areas of interest and that can further aid in our entering additional markets.  We expect to actively research and engage in the acquisition of resources that can expedite our entrance into new markets or strengthen our position in existing ones.

Results of Operations

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Net sales. Our product sales for the quarter ended June 30, 2022 were $2,144,813, an increase of 28% from $1,674,045 for the quarter ended June 30, 2021.  This increase is primarily attributable to an increase in demand in the current quarter, which may represent partial recovery from the impact of Covid-19 in the same quarter a year ago. When royalties of $12,572 and rental income of $22,639 are included, total revenues of $2,180,024 increased by $450,388, or 26%, for the quarter ended June 30, 2022 when compared to the same quarter a year ago. With the diminishing effects of the pandemic, we expect revenues to continue to be somewhat higher in the remainder of 2022 when compared to 2021.

Gross profit.   Our total gross profit for the three months ended June 30, 2022 of $663,635 represented an increase of $58,217 (10%) from total gross profit of $605,418 for the same period a year earlier. This increase is primarily the result of increased sales, offset by increased costs across the board, including labor and components, as well as by decreased royalties. Cost of product sales increased from $1,108,878 in Q2 of 2021 to $1,507,569 in Q2 of 2022, or 36%, as a result of increased sales volume and inflation. Gross profit margin on products went from 34% in Q2 of 2021 to 30% in Q2 of 2022 as a result of the foregoing factors.

Research and development expenses.  Our research and development expenses were $352,910 for the quarter ended June 30, 2022, representing an increase of $86,277 (32%) over the $266,633 in the same quarter a year ago.  This increase resulted mostly from adding personnel and increased compensation, along with higher payments to outside vendors in connection with the work pertaining to the SpinDx development.

Sales and marketing expenses.   Our sales and marketing expenses of $276,669 for the quarter ended June 30, 2022 increased by $62,545 (29%) from the $214,124 for the quarter ended June 30, 2021, mostly as the result of resumption of sales efforts formerly curtailed because of the pandemic.

General and administrative expenses.   Our general and administrative expenses of $293,421 for the quarter ended June 30, 2022 were higher by $36,513 (14%) from the $256,908 in the same period a year ago, mostly as a result of timing differences.

Other income (expense). Interest income of $1,190 in the quarter ended June 30, 2022 was nominal, as was the $813 in the same quarter a year ago. Our interest expense of $10,817 in the current quarter over $13,544 in the same period a year ago is mostly the result of the lower interest rate on our new term loan closed on September 30, 2021, as well as the result of the balance of the term loan on our building declining.

Net income (loss).   We realized a net loss of $(201,530) for the quarter ended June 30, 2022 compared to a net loss of $(109,712) for the quarter ended June 30, 2021.  This increase of $(91,818) was the result of the changes in gross profit and operating expenses discussed above, offset in part by an increased benefit from income tax of $32,196.

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Net sales. Our product sales for the six months ended June 30, 2022 were $4,256,570, an increase of $807,078 (23%) from $3,449,492 for the same period a year ago.  When royalties of $39,212 and rental income of $44,878 are included, total revenues of $4,340,660 increased by $801,481, or 23%, for the six months ended June 30, 2021 when compared to the same six months a year ago, as a result of continuing increased demand caused by the Covid-19 recovery.

Gross profit.   Total gross profit for the six months ended June 30, 2022 of $1,505,524 represented an increase of 5% from total gross profit of $1,429,295 for the six months a year earlier. Cost of product sales increased from $2,087,901 in the six months ended June 30, 2021 to $2,826,316 or $738,415 (35%) in the six months ended June 30, 2022 as a result of increased cost of components and labor.

Research and development expenses.  Research and development expenses were $742,934 for the six months ended June 30, 2022 compared to $573,845 in the same period a year ago, an increase of 30%. This increase resulted mostly from adding personnel and increased compensation, along with costs in connection with the work pertaining to the SpinDx development.

Sales and marketing expenses.   Sales and marketing expenses of $553,306 for the six months ended June 30, 2022 increased $108,704, or 24%, from the $444,602 in the same six months ended June 30, 2021, mostly as a result of the post pandemic resumption of attending trade shows and other sales efforts.

General and administrative expenses.   General and administrative expenses of $646,254 for the six months ended June 30, 2022 were higher by $39,226, or 7%, from the $607,028 spent in the same six months a year ago. This increase resulted from increased compensation and other increased costs.

Other income (expense).  Other income consisted of $465,097 of forgiveness of our Paycheck Protection loan in 2021, along with interest income of $1,312 in the six months ended June 30, 2021 vs. no loan forgiveness in 2022 and interest income of $1,622. Interest expense in the six months ended June 30, 2022 was down by $207 over the same period a year ago as the result of the balance of the term loan on our building declining. The resulting total other income of $439,348 in the six months ending June 30, 2021, versus the total other expense of $20,105 in the six months ending June 30, 2022 was primarily due to the absence of the Paycheck Protection loan forgiveness.

Net income.   We realized a net loss of $(346,038) for the six months ended June 30, 2022 compared to net income of $293,759 for the same six months ended June 30, 2021.  This decrease of $639,797 was the result of the changes in gross profit and operating expenses discussed above, offset in part by a $60,446 increase in tax benefit.

Trends and Uncertainties That May Affect Future Results

Revenues in the second quarter of 2022 were higher compared to revenues in 2021 as a result of the diminishing Covid-19 pandemic. We believe the effects of the pandemic are declining, and we expect the remainder of 2022 to show modest improvement over 2021.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2017), secured by a first-priority security interest in the property we acquired with the loan. This loan was paid on September 30, 2021 with proceeds from a new term loan from Citywide Banks, also secured by a first-priority mortgage on the property, bearing interest at 2.95% per annum. In connection with the original term loan, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2018. The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to September 28, 2021. The revolving line of credit facility expired in accordance with its terms and has not been renewed. There was no balance due on the line of credit as of June 30, 2021 or as of its expiration.

Equipment and software purchased during the six months ended June 30, 2022 was $40,753, compared to $58,461 in the same period a year ago.

As of June 30, 2022, cash was $2,251,315, accounts receivable were $735,675 and current liabilities were $874,087 resulting in a net liquid asset amount of $2,112,903.  We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to return to profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended June 30, 2022 and for the quarter ended June 30, 2021, warranty costs were not deemed significant.

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

In March 2017, we acquired the R.A.D.A.R.® assets from TRCK, which consisted of production equipment and of hardware device technology (the “Devices”) that are depreciated over 5 years using the double declining balance method when placed in service. With the R.A.D.A.R.® assets, we also purchased software designed to measure breath alcohol content of the user and software technology designed to allow the Devices to be configured and to capture and manage the data being returned from the Device, as well as 6 issued U.S. patents and 16 domestic and international patent applications.  This software and the patents and patent applications were originally set to amortize over 15 years using the straight line method, but in 2022 we accelerated the amortization of the remaining cost to fully depreciate the assets by December 31, 2022.

Revenue from product sales and supplies is generally recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable.  The prices at which we sell our products are fixed and determinable at the time we accept a customer’s order. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims, and generally have no ongoing obligations related to product sales, except for normal warranty.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the three months ended June 30, 2022 or during the three months ended June 30, 2021.  There were no sales of equity securities during the three months ended June 30, 2022 or during the three months ended June 30, 2021.

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

LIFELOC TECHNOLOGIES, INC.

August 10, 2022	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

August 10, 2022	By:	/s/ Michelle Heim
Date		Michelle Heim
Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

