Form 10-Q
period 2022-09-30
Lifeloc Technologies, Inc
filed 2022-11-10
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at September 30, 2022)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended September 30, 2022

PART I    FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

 LIFELOC TECHNOLOGIES, INC.

Condensed Balance Sheets

ASSETS
	September 30,	December 31,
	2022	2021
CURRENT ASSETS:	(Unaudited)
Cash	$2,124,531	$2,571,668
Accounts receivable, net	658,322	562,092
Inventories, net	2,694,957	2,668,789
Prepaid expenses and other	115,938	56,897
Total current assets	5,593,748	5,859,446

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	1,149,855	958,785
Training courses	432,375	432,375
Office equipment, software and space modifications	216,618	216,618
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	467,485	456,685
Less accumulated depreciation	(2,898,763)	(2,518,966)
Total property and equipment, net	2,410,101	2,588,028

OTHER ASSETS:
Patents, net	80,591	134,428
Deposits and other	500	163,480
Deferred taxes	345,228	204,449
Total other assets	426,319	502,357
Total assets	$8,430,168	$8,949,831

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$442,855	$445,985
Term loan payable, current portion	49,645	48,513
Customer deposits	180,560	170,952
Accrued expenses	234,613	298,530
Deferred revenue, current portion	58,173	71,604
Reserve for warranty expense	46,500	46,500
Total current liabilities	1,012,346	1,082,084

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,231,790	1,267,551
DEFERRED REVENUE, net of current portion	8,074	6,430
Total liabilities	2,252,210	2,356,065

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock, no par value; 50,000,000 shares authorized, 2,454,116 shares outstanding	4,668,014	4,650,812
Retained earnings	1,509,944	1,942,954
Total stockholders' equity	6,177,958	6,593,766

Total liabilities and stockholders' equity	$8,430,168	$8,949,831

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended September 30,
REVENUES:	2022	2021
Product sales	$2,007,652	$1,855,308
Royalties	1,225	9,941
Rental income	22,989	22,239
Total	2,031,866	1,887,488

COST OF SALES	1,263,951	953,437

GROSS PROFIT	767,915	934,051

OPERATING EXPENSES:
Research and development	313,092	299,653
Sales and marketing	268,515	306,664
General and administrative	296,806	245,970
Total	878,413	852,287

OPERATING INCOME (LOSS)	(110,498)	81,764

OTHER INCOME (EXPENSE):
Forgiveness of Paycheck Protection loan	—	471,347
Interest income	4,508	1,347
Interest expense	(10,724)	(13,568)
Total	(6,216)	459,126

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	(116,714)	540,890

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	29,742	(18,230)

NET INCOME (LOSS)	$(86,972)	$522,660

NET INCOME (LOSS) PER SHARE, BASIC	$(0.04)	$0.21

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.04)	$0.21

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,501,034

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Nine Months Ended September 30,
REVENUES:	2022	2021
Product sales	$6,264,222	$5,304,800
Royalties	40,437	56,157
Rental income	67,867	65,710
Total	6,372,526	5,426,667

COST OF SALES	4,099,087	3,063,321

GROSS PROFIT	2,273,439	2,363,346

OPERATING EXPENSES:
Research and development	1,056,026	873,498
Sales and marketing	821,821	751,266
General and administrative	943,060	852,998
Total	2,820,907	2,477,762

OPERATING INCOME (LOSS)	(547,468)	(114,416)

OTHER INCOME (EXPENSE):
Forgiveness of Paycheck Protection loan	—	936,444
Interest income	6,130	2,659
Interest expense	(32,451)	(40,629)
Total	(26,321)	898,474

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	(573,789)	784,058

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	140,779	32,361

NET INCOME (LOSS)	$(433,010)	$816,419

NET INCOME (LOSS) PER SHARE, BASIC	$(0.18)	$0.33

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.18)	$0.33

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,493,492

See accompanying notes

Lifeloc Technologies, Inc.
Condensed Statements of Stockholders' Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total stockholders' equity, beginning balances	$6,264,930	$6,211,558	$6,593,766	$5,900,642

Common stock (no shares issued during periods):
Beginning balances	4,668,014	4,650,812	4,650,812	4,633,655

Stock based compensation expense related to stock options	—	—	17,202	17,157
Ending balances	4,668,014	4,650,812	4,668,014	4,650,812

Retained earnings:
Beginning balances	1,596,916	1,560,746	1,942,954	1,266,987
Net income (loss)	(86,972)	522,660	(433,010)	816,419
Ending balances	1,509,944	2,083,406	1,509,944	2,083,406

Total stockholders' equity, ending balances	$6,177,958	$6,734,218	$6,177,958	$6,734,218

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2022	2021
Net income (loss)	$(433,010)	$816,419

Adjustments to reconcile net income to net cash provided from (used in) operating activities-
Forgiveness of Paycheck Protection loans	—	(936,444)
Depreciation and amortization	438,549	206,222
Provision for doubtful accounts, net change	—	(49,000)
Provision for inventory obsolescence, net change	154,367	(5,000)
Deferred taxes, net change	(140,779)	12,927
Stock based compensation expense related to stock options	17,202	17,157
Changes in operating assets and liabilities-
Accounts receivable	(96,230)	(27,465)
Inventories	(180,535)	(82,991)
Income taxes receivable	—	175,369
Prepaid expenses and other	(59,041)	(11,430)
Deposits and other	162,980	1,318
Accounts payable	(3,130)	(103,279)
Customer deposits	9,608	3,080
Accrued expenses	(63,917)	(71,780)
Deferred revenue	(11,787)	6,458

Net cash provided from (used in) operating activities	(205,723)	(48,439)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(201,870)	(64,254)
Patent filing expense	(1,687)	(661)
Net cash (used in) investing activities	(203,557)	(64,915)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Principal payments made on term loan	(37,857)	(1,328,625)
Proceeds from refinancing term loan	—	1,350,000
Cost of refinancing term loan	—	(18,156)
Proceeds from Paycheck Protection loan (round 2)	—	471,347
Net cash provided from (used in) financing activities	(37,857)	474,566

NET INCREASE (DECREASE) IN CASH	(447,137)	361,212

CASH, BEGINNING OF PERIOD	2,571,668	2,195,070

CASH, END OF PERIOD	$2,124,531	$2,556,282

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$29,223	$39,815

Cash paid for income tax	$—	$—

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of September 30, 2022 and December 31, 2021, and the results of operations for the quarters ended September 30, 2022 and September 30, 2021, and cash flows for the nine months ended September 30, 2022 and September 30, 2021. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2021 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At September 30, 2022 and December 31, 2021, inventory consisted of the following:

	2022	2021
Raw materials & deposits	$2,400,590	$2,179,332
Work-in-process	44,497	84,963
Finished goods	559,237	559,494
Total gross inventories	3,004,324	2,823,789
Less reserve for obsolescence	(309,367)	(155,000)
Total net inventories	$2,694,957	$2,668,789

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below for the three months ended September 30, 2022 and September 30, 2021.

	Three Months Ended September 30,
Product sales:	2022	2021
Product sales and supplies	$1,832,037	$1,677,666
Training, certification and data recording	159,052	164,158
Service plans and equipment rental	16,563	13,484
Products subtotal	2,007,652	1,855,308
Royalties	1,225	9,941
Building rentals	22,989	22,239
Total revenues	$2,031,866	$1,887,488

	Nine months Ended September 30,
Product sales:	2022	2021
Product sales and supplies	$5,720,479	$4,794,804
Training, certification and data recording	489,033	466,218
Service plans and equipment rental	54,710	43,778
Products subtotal	6,264,222	5,304,800
Royalties	40,437	56,157
Building rentals	67,867	65,710
Total revenues	$6,372,526	$5,426,667

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

Stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2022 and 2021 was $0 and $0 respectively, and for the nine months ended September 30, 2022 and 2021 it was $17,202 and $17,157 respectively. These amounts consist of stock-based compensation expenses from grants of employee stock options which are allocated to General and Administrative Expense when incurred.

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

Wholly Owned Subsidiary

On June 1, 2022, we formed a wholly-owned subsidiary, Probation Tracker, Inc., a Colorado corporation (“PTI”) and capitalized it with $61,353 in exchange for 613,530 shares of PTI common stock. PTI had no activity during the three months ended September 30, 2022. In August 2022, we filed a Form 10 with the Securities and Exchange Commission in anticipation of distributing all of the 613,530 shares of common stock to our shareholders as a stock dividend. In September, 2022, this Form 10 was withdrawn, and the plan to distribute the PTI shares was canceled. The $61,353 of cash was withdrawn and PTI was deactivated. We have entered into a consulting agreement with a third party to work on developing proof of concept showing that R.A.D.A.R. 300 is feasible.

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

The following table presents the calculation of basic and diluted net income (loss) per common share for three months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,
	2022	2021
Net income (loss)	$(86,972)	$522,660
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	46,918
Weighted average shares-diluted	2,454,116	2,501,034
Net income (loss) per share-basic	$(0.04)	$0.21
Net income (loss) per share-diluted	$(0.04)	$0.21
Antidilutive employee stock options	—	—

	Nine months Ended September 30,
	2022	2021
Net income (loss)	$(433,010)	$816,419
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	39,376
Weighted average shares-diluted	2,454,116	2,493,492
Net income (loss) per share-basic	$(0.18)	$0.33
Net income (loss) per share-diluted	$(0.18)	$0.33
Antidilutive employee stock options	—	—

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at September 30, 2022:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$3.80	123,000	2.8	$3.80	123,000	$3.80

The exercise price of all options granted through September 30, 2022 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued. As of September 30, 2022, 20,300 options for our common stock remain available for grant under the 2013 Plan.

We granted 50,000 options to an officer in January of 2016, which were to vest based on the achievement of certain performance conditions. In accordance with the terms of the grant, the number of options was reduced to 25,000 on December 31, 2019, and further reduced to 0 on December 31, 2021 as vesting of these options was subject to performance that was not achieved.

No options were granted during the three months ended September 30, 2022. A total of 15,000 options were granted to two employees during the nine months ended September 30, 2022. These options vested immediately upon granting.

A total of 20,500 options were granted during the nine months ended September 30, 2021, 16,000 of which were granted to two officers and 4,500 of which were granted to two employees. These options vested immediately upon granting.

No options were exercised during the nine months ended September 30, 2022 or during the nine months ended September 30, 2021.

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

2022	$12,806
2023	52,178
2024	53,738
2025	55,345
2026	57,000
2027 – 2031	1,068,641
Total	1,299,708
Less financing cost	(18,273)
Net term loan payable	1,281,435
Less current portion	(49,645)
Long term portion	$1,231,790

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of September 30, 2022, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $441,270 at September 30, 2022.

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

6.  LINE OF CREDIT AND PAYCHECK PROTECTION LOAN

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to September 30, 2018. The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to September 28, 2021. The revolving line of credit facility expired in accordance with its terms and has not been renewed. There was no balance due on the line of credit as of September 30, 2021, when it matured.

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

7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for (benefit from) income taxes consists of the following:

	Three Months Ended September 30,
	2022	2021
Federal statutory rate	$(24,510)	$113,587
Effect of:
State taxes, net of federal tax benefit	5,255	(3,407)
Other	(10,487)	(91,950)
Total	$(29,742)	$18,230

	Nine months Ended September 30,
	2022	2021
Federal statutory rate	$(120,495)	$164,653
Effect of:
State taxes, net of federal tax benefit	25,224	6,070
Other	(45,508)	(203,084)
Total	$(140,779)	$(32,361)

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

The following sets forth information about the operations of the business segments for the three months ended September 30, 2022 and 2021:

	2022	2021
Product sales	$2,007,652	$1,855,308
Royalties	1,225	9,941
Products subtotal	2,008,877	1,865,249
Rentals	22,989	22,239
Total	$2,031,866	$1,887,488

Gross profit:
Product sales	$775,122	$914,458
Royalties	1,225	9,941
Products subtotal	776,347	924,399
Rentals	(8,432)	9,652
Total	$767,915	$934,051

Interest expense:
Product sales	$7,344	$8,914
Royalties	—	—
Products subtotal	7,344	8,914
Rentals	3,380	4,654
Total	$10,724	$13,568

Net income (loss) before taxes:
Product sales	$117,474	$525,951
Royalties	12,572	9,941
Products subtotal	104,902	535,892
Rentals	(11,812)	4,998
Total	$(116,714)	$540,890

The following sets forth information about the operations of the business segments for the nine months ended September 30, 2022 and 2021.

	2022	2021
Product sales	$6,264,222	$5,304,800
Royalties	40,437	56,157
Products subtotal	6,304,659	5,360,957
Rentals	67,867	65,710
Total	$6,372,526	$5,426,667

Gross profit:
Product sales	$2,205,376	$2,276,049
Royalties	40,437	56,157
Products subtotal	2,245,813	2,332,206
Rentals	27,626	31,140
Total	$2,273,439	$2,363,346

Interest expense:
Product sales	$22,223	$26,694
Royalties	—	—
Products subtotal	22,223	26,694
Rentals	10,228	13,935
Total	$32,451	$40,629

Net income (loss) before taxes:
Product sales	$(631,624)	$710,696
Royalties	40,437	56,157
Products subtotal	(591,187)	766,853
Rentals	17,398	17,205
Total	$(573,789)	$784,058

 There were no intersegment revenues.

At September 30, 2022, $575,671 of our assets were used in the Rentals segment, with the remainder, $7,854,497, used in the Products and unallocated segments.

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

Testers for Drugs of Abuse

In August 2016, we entered into an exclusive patent license agreement with Sandia Corporation, Albuquerque, NM, pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia’s patented SpinDx™ technology for the detection of drugs of abuse. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  The microfluidics disk with centrifugal concentration achieves a strong signal from trace concentrations in small samples that under best conditions can be quantitative.  Sandia Corporation developed a prototype using the SpinDx™ technology under our Cooperative Research and Development Agreement. We received the first prototype in 2018, advanced this device for robustness and manufacturability, and are now commercializing the device. In 2021 we purchased SpinDx related test validation equipment as well as disk development fabrication equipment totaling $265,867. We are optimistic about the results of the work to date and expect market introduction later in 2022 with partners for field demonstration. The SpinDx™ platform has the potential to improve real-time screening for a panel of high-abuse drugs, with the ability to efficiently measure relatively low concentrations of drugs such as cocaine, heroin, methamphetamine, fentanyl and other high-abuse drugs.  We intend to use this technology platform, sometimes referred to as “Lab on a Disk", to develop a series of devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse. First will be the SpinDx device with disks for delta-9 THC detection from an oral fluid sample collected from a test subject. This will be followed with a device based on our recently updated LX9 breathalyzer to collect a sample for analysis from breath, which coupled with the SpinDx device will be our marijuana breathalyzer system.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites, an important step in establishing impairment. Testing has commenced to validate the SpinDx technology against the definitive standard liquid chromatography-mass spectroscopy (LCMS) measurement utilizing human samples. The SpinDx results are showing good correlation to the LCMS data. There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product (“R.A.D.A.R.®”) from Track Group, Inc. (“TRCK”) for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence. The R.A.D.A.R.® 200 Mobile Device has been updated and released for sale in 2022. Continued refinements are needed, which, when completed, we expect to result in R.A.D.A.R. 300 having the ability to confirm that the user blowing the alcohol test is the correct user, along with other features.

On June 1, 2022, we formed a wholly-owned subsidiary, Probation Tracker, Inc., a Colorado corporation (“PTI”) and capitalized it with $61,353 in exchange for 613,530 shares of PTI common stock. PTI had no activity during the three months ended September 30, 2022. In August 2022, we filed a Form 10 with the Securities and Exchange Commission in anticipation of distributing all of the 613,530 shares of common stock to our shareholders as a stock dividend. In September, 2022, this Form 10 was withdrawn, and the plan to distribute the PTI shares was canceled. The $61,353 of cash was withdrawn and PTI was deactivated. We have entered into a consulting agreement with a third party to work on developing a proof of concept showing that R.A.D.A.R. 300 is feasible.

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

Real Property

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 14,412 square feet are occupied by us and 7,913 square feet are currently leased to two tenants whose leases expire at various times until September 30, 2023. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. This loan was paid on September 30, 2021 with proceeds from a new term loan, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000 which matures in September, 2031.

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

Results of Operations

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Net sales. Our product sales for the quarter ended September 30, 2022 were $2,007,652, an increase of 8% from $1,855,308 for the quarter ended September 30, 2021.  This increase is primarily attributable to an increase in demand in the current quarter, which may represent continuing recovery from the impact of Covid-19 in the same quarter a year ago. When royalties of $1,225 and rental income of $22,989 are included, total revenues of $2,031,866 increased by $144,378, or 8%, for the quarter ended September 30, 2022 when compared to the same quarter a year ago. With the diminishing effects of the pandemic, we expect revenues to continue to be somewhat higher in the remainder of 2022 when compared to 2021.

Gross profit.   Our total gross profit for the three months ended September 30, 2022 of $767,915 represented a decrease of $166,136 (18%) from total gross profit of $934,051 for the same period a year earlier. This decrease is primarily the result of increased sales, offset by increased costs across the board, including labor and components, as well as by decreased royalties. Cost of product sales increased from $940,850 in Q3 of 2021 to $1,232,530 in Q3 of 2022, or 31%, as a result of increased sales volume and inflation. Gross profit margin on products went from 49% in Q3 of 2021 to 39% in Q3 of 2022 as a result of the foregoing factors.

Research and development expenses.  Our research and development expenses were $313,092 for the quarter ended September 30, 2022, representing an increase of $13,439 (5%) over the $299,653 in the same quarter a year ago.  This increase resulted mostly from adding personnel and increased compensation, along with higher payments to outside vendors in connection with the work pertaining to the SpinDx development.

Sales and marketing expenses.   Our sales and marketing expenses of $268,515 for the quarter ended September 30, 2022 decreased by $38,149 (12%) from the $306,664 for the quarter ended September 30, 2021, mostly as the result of lower head count.

General and administrative expenses.   Our general and administrative expenses of $296,806 for the quarter ended September 30, 2022 were higher by $50,836 (21%) from the $245,970 in the same period a year ago, mostly as a result of expenses associated with Probation Tracker, Inc.

Other income (expense). Interest income of $4,508 in the quarter ended September 30, 2022 was higher by $3,161 over the $1,347 in the same quarter a year ago, as a result of increased interest rates. Our interest expense of $10,724 in the current quarter over $13,568 in the same period a year ago is mostly the result of the lower interest rate on our new term loan closed on September 30, 2021, as well as the result of the balance of the term loan on our building declining.

Net income (loss).   We realized a net loss of $(86,972) for the quarter ended September 30, 2022 compared to net income of $522,660 for the quarter ended September 30, 2021.  This decrease of $609,632 was the result of the changes in gross profit and operating expenses discussed above, including particularly forgiveness of Paycheck Protection debt of $471,347 in the quarter ended September 30, 2021 versus none in 2022.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Net sales. Our product sales for the nine months ended September 30, 2022 were $6,264,222, an increase of $959,422 (18%) from $5,304,800 for the same period a year ago.  When royalties of $40,437 and rental income of $67,867 are included, total revenues of $6,372,526 increased by $945,859, or 17%, for the nine months ended September 30, 2022 when compared to the same nine months a year ago, mostly as a result of continuing increased demand caused by the Covid-19 recovery.

Gross profit.   Total gross profit for the nine months ended September 30, 2022 of $2,273,439 represented a decrease of 4% from total gross profit of $2,363,346 for the nine months a year earlier. Cost of product sales increased from $3,028,751 in the nine months ended September 30, 2021 to $4,058,846 or $1,030,095 (34%) in the nine months ended September 30, 2022 as a result of increased cost of components and labor. Gross profit margin on products went from 43% in 2021 to 35% in 2022 as a result of the foregoing factors.

Research and development expenses.  Research and development expenses were $1,056,026 for the nine months ended September 30, 2022 compared to $873,498 in the same period a year ago, an increase of $182,528 (21%). This increase resulted mostly from adding personnel and increased compensation, along with costs in connection with the work pertaining to the SpinDx development.

Sales and marketing expenses.   Sales and marketing expenses of $821,821 for the nine months ended September 30, 2022 increased $70,555, or 9%, from the $751,266 in the same nine months ended September 30, 2021, mostly as a result of the post pandemic resumption of attending trade shows and other sales efforts.

General and administrative expenses.   General and administrative expenses of $943,060 for the nine months ended September 30, 2022 were higher by $90,062, or 11%, from the $852,998 spent in the same nine months a year ago. This increase resulted from increased compensation and other increased costs.

Other income (expense).  Other income consisted of $936,444 of forgiveness of our Paycheck Protection loan in 2021, along with interest income of $2,659 in the nine months ended September 30, 2021 vs. no loan forgiveness in 2022 and interest income of $6,130. Interest expense in the nine months ended September 30, 2022 was down by $8,178 over the same period a year ago as the result of the balance of the term loan on our building declining along with the effect of refinancing. The resulting total other income of $898,474 in the nine months ending September 30, 2021, versus the total other expense of $26,321 in the nine months ending September 30, 2022 was primarily due to the absence of the Paycheck Protection loan forgiveness.

Net income (loss).   We realized a net loss of $(433,010) for the nine months ended September 30, 2022 compared to net income of $816,419 for the same nine months ended September 30, 2021.  This decrease of $1,249,429 was the result of the changes in gross profit and operating expenses discussed above, offset in part by a $108,418 increase in tax benefit.

Trends and Uncertainties That May Affect Future Results

Revenues in the third quarter of 2022 were higher compared to revenues in 2021 as a result of the diminishing Covid-19 pandemic. We believe the effects of the pandemic are declining, and we expect the remainder of 2022 to show modest improvement over 2021.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2017), secured by a first-priority security interest in the property we acquired with the loan. This loan was paid on September 30, 2021 with proceeds from a new term loan from Citywide Banks, also secured by a first-priority mortgage on the property, bearing interest at 2.95% per annum. In connection with the original term loan, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to September 30, 2018. The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to September 28, 2021. The revolving line of credit facility expired in accordance with its terms and has not been renewed. There was no balance due on the line of credit as of its expiration.

Production equipment and software purchased during the nine months ended September 30, 2022 was $201,870, compared to $64,254 in the same period a year ago, as we replaced and augmented our equipment in preparation for continued growth.

As of September 30, 2022, cash was $2,124,531, accounts receivable were $658,322 and current liabilities were $1,012,346 resulting in a net liquid asset amount of $1,770,507. We believe that the introduction of several new products during the last several years, along with new and on-going customer relationships, will continue to generate sufficient revenues to return to profitability.  If these revenues are not achieved on a timely basis, we may be required to implement cost reduction measures, as necessary.

We generally provide a standard one-year warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of income.  For the quarter ended September 30, 2022 and for the quarter ended September 30, 2021, warranty costs were not deemed significant.

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

In March 2017, we acquired the R.A.D.A.R.® assets from TRCK, which consisted of production equipment and of hardware device technology (the “Devices”) that are depreciated over 5 years using the double declining balance method when placed in service. With the R.A.D.A.R.® assets, we also purchased software designed to measure breath alcohol content of the user and software technology designed to allow the Devices to be configured and to capture and manage the data being returned from the Device, as well as 6 issued U.S. patents and 16 domestic and international patent applications.  This software and the patents and patent applications were originally set to amortize over 15 years using the straight line method, but in 2022 we accelerated the amortization of the remaining cost to fully amortize the assets by December 31, 2022.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15€ and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the three months ended September 30, 2022 or during the three months ended September 30, 2021.  There were no sales of equity securities during the three months ended September 30, 2022 or during the three months ended September 30, 2021.

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

LIFELOC TECHNOLOGIES, INC.

November 10, 2022	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

November 10, 2022	By:	/s/ Michelle Heim
Date		Michelle Heim
Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

