Form 10-K
period 2022-12-31
Lifeloc Technologies, Inc
filed 2023-03-14
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission File No.:  000-54319

LIFELOC TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

Colorado	84-1053680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12441 W 49th Ave., Wheat Ridge, Colorado	80033
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (303) 431-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	LCTC	None

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

Large accelerated filer  ☐                  Accelerated filer  ☐           Non-accelerated filer  ☐

Smaller reporting company   ☒        Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 379,692 shares of common stock held by non-affiliates of the issuer on such date was $1,385,876.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 2023:

Common Stock, no par value	2,454,116

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference: Items 10, 11, 13 and 14, and a portion of Item 12 of Part III are incorporated by reference from portions of the registrant's Definitive Proxy Statement for the 2021 Annual Shareholders' Meeting, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022.

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

Lifeloc®, Easycal®, Phoenix® and R.A.D.A.R.® are registered trademarks of Lifeloc Technologies, Inc. Sentinel™ is a trademark of Lifeloc Technologies; SpinDx™ is a trademark of Sandia Corporation. This report may also contain trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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

Lifeloc incorporated in Colorado in December 1983.  We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com and www.stsfirst.com. Information contained on our websites does not constitute part of this Form 10-K.

Principal Products and Services and Methods of Distribution

Alcohol Breath Testers

In 1989, we introduced our first breath alcohol tester, the PBA3000. Our Phoenix® Classic was completed and released for sale in1998, superseding the PBA3000. In turn, the Phoenix® Classic has been superseded by our FC Series and Workplace Series of portable breath alcohol testers, which are discussed below. Neither the PBA3000 nor the Phoenix® Classic is actively sold today

 In 2001, we completed and released for sale our new FC Series, designed specifically for domestic and international law enforcement and corrections markets. The portable breath alcohol testers comprising our FC Series are currently being sold worldwide, having contributed to our growth since their introduction. The FC Series is designed to meet the needs of domestic and international law enforcement for roadside drink/drive testing and alcohol offender monitoring. The FC Series is approved by the U.S. Department of Transportation (“DOT”) as an evidential breath tester, making it suitable for sale to state law enforcement agencies for preliminary roadside breath alcohol testing.  The FC Series is routinely updated with firmware, software and component improvements as they become available.  It is readily adaptable to the specific requirements and regulations of domestic and international markets.

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

In late 2009, Lifeloc released the LifeGuard Personal Breathalyzer (“LifeGuard”), a personal alcohol breath tester that incorporates the same fuel-cell technology used in our professional devices. Intended originally for the global consumer breathalyzer market, LifeGuard was phased out in 2018.

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

Testers for Drugs of Abuse

In August 2016, we entered into an exclusive patent license agreement with Sandia Corporation, Albuquerque, NM, pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia’s patented SpinDx™ technology for the detection of drugs of abuse. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  The microfluidics disk with centrifugal concentration achieves a strong signal from trace concentrations in small samples that under best conditions can be quantitative.  Sandia Corporation developed a prototype using the SpinDx™ technology under our Cooperative Research and Development Agreement. We received the first prototype in 2018, advanced this device for robustness and manufacturability, and are now commercializing the device. In 2022 and 2021 we purchased SpinDx related test validation equipment as well as disk development fabrication equipment totaling $23,999 and $265,867 respectively. We are optimistic about the results of the work to date and expect market introduction later in 2022 with partners for field demonstration. The SpinDx™ platform has the potential to improve real-time screening for a panel of high-abuse drugs, with the ability to efficiently measure relatively low concentrations of drugs such as cocaine, heroin, methamphetamine, fentanyl and other high-abuse drugs.  We intend to use this technology platform, sometimes referred to as “Lab on a Disk", to develop a series of devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse. First will be the SpinDx device with disks for delta-9 THC detection from an oral fluid sample collected from a test subject. This will be followed with a device based on our recently updated LX9 breathalyzer to collect a sample for analysis from breath, which coupled with the SpinDx device will be our marijuana breathalyzer system.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites, an important step in establishing impairment. Testing has commenced to validate the SpinDx technology against the definitive standard liquid chromatography-mass spectroscopy (LCMS) measurement utilizing human samples. The SpinDx results are showing good correlation to the LCMS data. There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

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

Research and Development

Lifeloc defines its business broadly to include "near and remote sensing and monitoring" applications in markets including those outside of traditional alcohol testing.  We believe that our future success depends to a large degree on our ability to conceive and develop improved alcohol detection and measurement products, as well as to identify attractive opportunities for growth outside of breath alcohol testing.  Accordingly, we expect to continue to invest in research and development.  We spent $1,385,927 and $1,213,482 during 2022 and 2021, respectively, on research and development, and on sustaining engineering. The amount spent in 2022 was $172,445 higher than the amount spent in 2021 due primarily to dedicating resources to commercializing SpinDx. We expect to continue to increase our emphasis on new product development efforts for existing and new markets with particular emphasis on developing the SpinDx™ technology.

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

Supply chain disruptions experienced in 2022 have forced us to maintain larger inventories of certain items in order to accommodate longer lead times, particularly components sourced internationally.

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

We file for patents, copyrights and trademarks to protect our intellectual property rights to the extent practicable.  We hold the rights to six United States patents and have two United States patent applications pending or in preparation for filing, along with international patent applications on our portable breath alcohol testers and on certain R.A.D.A.R.® assets. One international application was granted in 2022.  These patents have expiration dates ranging from May 2024 to July 2035. In 2017, we acquired seven United States patents and several active international patent applications in connection with our purchase of the R.A.D.A.R.® assets. The R.A.D.A.R.® patents and patent applications provide protection around the biometric identification methods used in the R.A.D.A.R.® devices along with a removable sampling chamber for maximum hygienics. We act to protect our patents from infringement in each instance where we determine that doing so would be economical in light of the expense involved and the level and availability of our financial resources.  While we believe that each of our pending applications relate to a patentable device or concept, there is no guarantee that the patents will be issued.

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

Employees

As of December 31, 2022, we had 35 full-time employees and 2 part-time employees.  We are not a party to any collective bargaining agreements.

Customers

Revenues from our largest customers, as a percentage of total revenues, for 2022 and 2021 were as follows:

	2022	2021
Customer A	6%	4%
Customer B	6%	3%
Customer C	3%	3%
All others	85%	90%
Total	100%	100%

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

We believe that we were in substantial compliance with the regulations described above as of December 31, 2022 for our products sold into these markets and states.

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

Human Capital Resources

As of December 31, 2022, we had 35 full-time employees and 2 part-time employees.  At Lifeloc Technologies, we promise to expand human possibility within our company and we work to attract and develop highly engaged people who can and want to do their best work. A culture of integrity is fundamental to Lifeloc’s core values, including a code of ethics. That applies to our principal executive officer, principal financial officer, principal accounting officer and all other directors and management personnel. This code of ethics prohibits corrupt acts, bribery and anticompetitive behavior. Employee training is used to reinforce our values companywide, with participation in trainings related to ethics, environment, health and safety responses at or near 100%. We make the safety and health of our employees a top priority. We strive for zero workplace injuries and illnesses and operate in a manner that recognizes safety as fundamental to Lifeloc being a great place to work. We invest in growth and development of our employees. We take pride in our culture and make every effort to promote from within. We offer workplace benefits to all full-time employees. Our comprehensive benefits include healthcare benefits, disability and life insurance benefits, paid time off, and leave programs. Lifeloc offers plans and resources to help employees meet future savings goals through retirement savings plans. We offer flextime, remote work, and part-time arrangements whenever business conditions permit. Productivity and continuous improvement are important components of our workplace culture.

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

Fifteen percent of our product sales in 2022 were attributable to three customers, with whom we do not have long-term contracts.  If orders from those customers are not renewed, our revenues may be adversely affected.  Furthermore, at December 31, 2022, our accounts receivable balance included approximately $103,739 or 17% from one customer, $98,412 or 16% from a second customer, and $42,954, or 7%, from a third customer.

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

Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services.

If we do not develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our business will suffer. Our success depends on several factors, including our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;
•	allocate our R&D funding to products and services with higher growth prospects;
•	anticipate and respond to our competitors’ development of new products and services and technological innovations;
•	differentiate our offerings from our competitors’ offerings and avoid commoditization;
•	innovate and develop new technologies and applications;
•	obtain adequate intellectual property rights with respect to key technologies before our competitors do;
•	successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively manufacture and deliver sufficient volumes of new products of appropriate quality on time;
•	obtain necessary regulatory approvals of appropriate scope; and
•	stimulate customer demand for and convince customers to adopt new technologies.

If we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in R&D of products and services that do not lead to significant revenue, which would adversely affect our business. Even when we successfully innovate and develop new and enhanced products and services, we often incur substantial costs in doing so, and our profitability may suffer. In addition, promising new offerings may fail to reach the market or realize only limited commercial success because of real or perceived efficacy or safety concerns.

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

We are subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the CPL.  Law enforcement applications also require that portable breath testing instruments be included on the CPL.  Lifeloc's FC10, FC10Plus, FC20, FC20BT, EV30, and Phoenix® 6.0 are included on the Conforming Products List of Evidential Breath Alcohol Measurement Devices (“CPL”).  Lifeloc’s LX9 and LT7 have received conformance letters from the DOT and are expected to appear in the next publication of the CPL. We believe that we were in substantial compliance with the regulations described above as of December 31, 2022 for our products sold into these markets and states.

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

 We may not continue to receive FDA or DOT clearance to market our current products or we may not obtain the necessary regulatory clearance, approvals or licenses for the marketing of any of our future products.  Also, we cannot predict the impact on our business of FDA or DOT regulations or determinations arising from future legislation or administrative action.  If we lose FDA or DOT permission to market our current products or we do not obtain regulatory permission to market our future products, our revenues would likely decline, harming our business.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products.  We maintain product liability insurance to cover us in the event of liability claims, and as of December 31, 2022, no such claims have been asserted or threatened against us.  However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Climate change may adversely impact our business.

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

Vern D. Kornelsen, Chairman of our Board of Directors, Secretary, and Chief Financial Officer, beneficially owned approximately 77% of our outstanding common stock as of December 31, 2022.  Through this ownership, Mr. Kornelsen is able to control the composition of our Board and direct our management and policies. Accordingly, Mr. Kornelsen has the direct or indirect power to:

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

Item 2.  Properties

On October 31, 2014, we purchased the commercial property the Company uses as its corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which approximately 14,412 square feet are occupied by Lifeloc and approximately 7,913 square feet are currently leased to two tenants under leases that expire at various times until September 30, 2023. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants. Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. This loan was paid off on September 30, 2021 with proceeds from a new term loan, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000 which matures in September, 2031.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2022, we had 65 shareholders of record. Our common stock is not listed on an established public trading market. Since January 17, 2012, our stock has been quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our shares is LCTC. Trading in our common stock is limited and sporadic. Subject to the foregoing qualification, the following table sets forth the range of bid quotations for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2022	Bid Price	Fiscal 2021	Bid Price
1st Quarter	$3.61 – 5.60	1st Quarter	$2.15 – 4.50
2nd Quarter	$3.40 – 5.60	2nd Quarter	$3.32 – 4.25
3rd Quarter	$2.75 – 4.00	3rd Quarter	$3.40 – 9.00
4th Quarter	$2.15 – 3.35	4th Quarter	$4.60 – 5.87

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

Lifeloc incorporated in Colorado in December 1983.  We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com and www.stsfirst.com.  Information contained on our websites does not constitute part of this Form 10-K.

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

Possibility of Operating Losses.  Over many of the past several years we have operated profitably; however, prior to that, and in 2022 and 2021, we incurred losses.  There is no assurance that we will not incur losses in any given quarter or year in the future.

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

SpinDx

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

In 2022 we purchased SpinDx related test and other equipment totaling $23,999 and in 2021 $265,867. We are optimistic about the results of the work to date and expect market introduction later in 2023 and commercialization in 2024. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  The SpinDx™ platform has the potential to revolutionize real-time screening for a panel of high abuse drugs, with the ability to quickly and quantitatively measure very low concentrations of drugs such as cocaine, heroin, methamphetamine and others.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites. Resolving the psychoactive levels from metabolites is an important step in establishing impairment. We completed the upgrade of our base breathalyzer platform in 2019 (the LX9), and we remain committed to combining it with the SpinDx technology. If successful, this combination will result in a THC breathalyzer. There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

R.A.D.A.R.

On March 8, 2017, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Track Group Inc., a Delaware corporation. Pursuant to the terms and conditions of the Asset Purchase Agreement, we acquired certain assets comprised of: (1) handheld hardware device technology (the "R.A.D.A.R.® Mobile Devices"), designed to measure breath alcohol content of the user; and (2) software technology called R.A.D.A.R.® (Real-time Alcohol Detection and Reporting) Reporting Center designed to allow the Device to be configured and to capture and manage the data being returned from the Device (together with the Device, the "R.A.D.A.R.® Assets"). Although there is no assurance of market acceptance, widespread adoption of the R.A.D.A.R.® Mobile Devices may provide an alternative to, and thus lower, incarceration rates through better offender monitoring. We have updated the R.A.D.A.R.® 200 Mobile Device and it has been released for sale in 2022. On June 1, 2022, we formed a wholly-owned subsidiary, Probation Tracker, Inc., a Colorado corporation (“PTI”) and capitalized it with $61,353 in exchange for 613,530 shares of PTI common stock. PTI had no activity during the six months ended December 31, 2022. In August 2022, we filed a Form 10 with the Securities and Exchange Commission in anticipation of distributing all of the 613,530 shares of common stock to our shareholders as a stock dividend. In September, 2022, this Form 10 was withdrawn, and the plan to distribute the PTI shares was canceled. The $61,353 of cash was withdrawn and PTI was deactivated. We have entered into a consulting agreement with a third party to work on developing proof of concept showing that R.A.D.A.R. 300 is feasible.

Results of Operations

For the year ended December 31, 2022 compared to the year ended December 31, 2021.

The remnants of Covid-19, as well as supply chain problems, continue to impact our business in 2022, as it has others throughout the world. In addition to straining the budgets of law enforcement agencies and other customers, relocating workers from the workplace to their homes decreased the perceived need to monitor for the presence of alcohol. We reduced costs where possible, while at the same time continuing our new product development efforts and maintaining the high level of customer service that has led to an excellent reputation for outstanding customer service. As the pandemic subsides, we are seeing revenues revert to their former levels. With the introduction of new products, we believe Lifeloc will again be profitable.

Net sales. Our product sales for the year ended December 31, 2022 were $8,350,463, an increase of 21% from $6,898,955 for the same period a year ago.  This increase is primarily attributable to prevailing market conditions. When royalties of $40,674 and rental income of $90,856 are included, total revenues of $8,481,993 increased by $1,427,563, or 20%, for the year ended December 31, 2022 when compared to the same 12 months a year ago. Rental income increased by $2,907 due to increased rental rates in 2022, and royalties decreased by $26,852 due to a decrease in sales by royalty-paying customers.

Gross profit.  Gross profit for the year ended December 31, 2022 of $3,074,951 represented an increase of 1/2% from total gross profit of $3,060,096 for the year ended December 31, 2021, primarily as a result of inflationary component cost increases and from accelerating the amortization of RADAR 200 related assets, in addition to increased sales volume, offset in part by decreased royalties in 2021. Cost of product sales increased from $3,946,545 in the year ended December 31, 2021 to $5,352,862 in the same period in 2022, an increase of $1,406,317 (36%). Gross profit margin on products decreased to 35.9% in the year ended December 31, 2022 from 42.8% in the year ended December 31, 2021 primarily as a result of the increase in costs.

Research and development expenses.  Research and development expenses were $1,385,927 for the year ended December 31, 2022, representing an increase of $172,445 (14%) over the $1,213,482 in the same period a year ago.  This increase resulted primarily from the addition of personnel and materials needed for our dedication of resources to SpinDx.

Sales and marketing expenses. Sales and marketing expenses of $1,122,526 for the year ended December 31, 2022 were up by $118,543 from the $1,003,983 or 12%, spent in the same period a year ago as a result of expanded marketing efforts, including attending trade shows, following the decline of the pandemic.

General and administrative expenses.   General and administrative expenses were $1,216,843 for the year ended December 31, 2022 versus $1,111,544 for the year ended December 31, 2021, an increase of $105,299 or 10%, which was attributable mostly to inflationary cost increases.

Other income (expense).  Other income includes forgiveness of our Paycheck Protection loans totaling $936,444 in 2021 versus none in 2022. Interest income increased from $3,401 a year ago to $13,114 in 2022, as a result of higher yield availability. Interest expense of $43,081 in the year ended December 31, 2022 was down from $51,272 in the previous year as a result of the decrease in the interest rate on our new loan on our building.

Net income (loss).   We realized a net loss of $455,757 for the year ended December 31, 2022 compared to net income of $675,967 the year ended December 31, 2021. This decrease of $1,131,724 was the result of the forgiveness of our Paycheck Protection loans in 2021 vs. no similar event in 2022, as well as the changes in gross profit, operating expenses and other income discussed above, offset in part by an increased income tax benefit of $60,673.

Trends and Uncertainties That May Affect Future Results

Revenues in the year 2022 were higher compared to revenues in 2021. We believe that the anticipated slowdown of the pandemic, along with continued increased sales efforts, may result in improved revenues in 2023 and beyond.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues, with particular emphasis on completing SpinDx™.

Our 2022 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products, including SpinDx™, for long-term growth. We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2023. However, we believe that cash resources will be sufficient to fund our operations for the next twelve months under our current operating plan. If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

We have traditionally funded working capital needs through product sales and close management of working capital components of our business.  Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes.  In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies.  Although we have been profitable in recent years except 2020 and 2022, we can provide no assurances that operating losses will not occur in the future.  Should that situation arise, we may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms, if at all.

As of December 31, 2022, cash and cash equivalents was $2,352,754, trade accounts receivable were $627,919 and current liabilities were $1,136,682 resulting in net liquid assets of $1,843,991. We believe that the diminishing of the Covid-19 pandemic and the introduction of several new products during the last several years, along with new and on-going customer relationships will allow Lifeloc to operate profitably. If the revenue levels during the last several years prior to 2020 are not achieved on a timely basis, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

Equipment expenditures, consisting of updated production equipment and SpinDx related equipment, during FY 22 were $213,206 compared to $265,867 for FY 21, a decrease of $52,661.  We incurred patent application costs in preparation for filing of $9,370 in 2022 versus $2,609 in 2021. Expired and fully amortized patents of $13,758 were removed from our financial statements in 2022.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the year ended December 31, 2022 and for the year ended December 31, 2021, warranty costs were not deemed significant.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years (three years for software and technology licenses).  We use the declining method of depreciation for property, including space modifications, and the straight line method for software and technology licenses. We purchased all of the assets of STS, an online education company, in 2014, which consisted of training courses that are amortized over 15 years using the straight line method.  In October 2014, we purchased our building. A majority of the cost of the building is depreciated over 39 years using the straight line method. In addition, based on the results of a third party analysis, a portion of the cost was allocated to components integral to the building.  Such components are depreciated over 5 and 15 years, using the declining method.  The R.A.D.A.R.® software and patents that were purchased in March 2017 were originally set to amortize over 15 years using the straight line method, but in 2022 we accelerated the amortization of the remaining cost to fully amortize the assets by December 31, 2022. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lifeloc Technologies, Inc. (the Company), which comprise the balance sheet as of December 31, 2022 and 2021, respectively, and the related statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the years then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United Sates) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. According we express no such opinion.

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

blaze@griesandassociates.com

501 S. Cherry Street Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's inventory included the following:

•	We evaluated management’s significant accounting policies related to inventory for reasonableness.
•	We selected a sample of finished goods and raw materials and performed detailed testing over the items selected, including but not limited to the following:
o	Agreed the bill of materials source documents for each selection, including invoice, labor and overhead allocations, and any other items relevant to price verification
o	Tested managements identification and application of inventory costs for components and finished goods
o	Performed a physical inventory count as of year end and tested the reconciliation of quantities on hand to the inventory listing, performing both existence and completeness testing.
o	Assessed the reasonableness of costs and the appropriate application of managements significant accounting policies related to Inventory, including determination of inventory obsolescence reserve.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

We have served as the Company’s auditor since 2021.

Denver, Colorado March 10, 2023 PCAOB# 6778

LIFELOC TECHNOLOGIES, INC.

Balance Sheets

ASSETS

	December 31, 2022	December 31, 2021
CURRENT ASSETS:
Cash	$2,352,754	$2,571,668
Accounts receivable, net	627,919	562,092
Inventories, net	2,732,463	2,668,789
Employee retention credit receivable	107,575	—
Prepaid expenses and other	58,203	56,897
Total current assets	5,878,914	5,859,446

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	1,147,992	958,785
Training courses	432,375	432,375
Office equipment, software and space modifications	216,618	216,618
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	480,684	456,685
Less accumulated depreciation	(3,072,961)	(2,518,966)
Total property and equipment, net	2,247,239	2,588,028

OTHER ASSETS:
Patents, net	69,679	134,428
Deposits and other	500	163,480
Deferred taxes	321,429	204,449
Total other assets	391,608	502,357

Total assets	$8,517,761	$8,949,831

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$413,957	$445,985
Term loan payable, current portion	50,028	48,513
Customer deposits	201,031	170,952
Accrued expenses	344,944	298,530
Deferred revenue, current portion	80,222	71,604
Reserve for warranty expense	46,500	46,500
Total current liabilities	1,136,682	1,082,084

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,219,677	1,267,551
DEFERRED REVENUE, net of current portion	6,191	6,430
Total liabilities	2,362,550	2,356,065

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,454,116 shares outstanding	4,668,014	4,650,812
Retained earnings	1,487,197	1,942,954
Total stockholders' equity	6,155,211	6,593,766

Total liabilities and stockholders' equity	$8,517,761	$8,949,831

See accompanying notes.

LIFELOC TECHNOLOGIES, INC

Statements of Income

	Years Ended December 31,
REVENUES:	2022	2021
Product sales	$8,350,463	$6,898,955
Royalties	40,674	67,526
Rental income	90,856	87,949
Total	8,481,993	7,054,430

COST OF SALES	5,407,042	3,994,334

GROSS PROFIT	3,074,951	3,060,096

OPERATING EXPENSES:
Research and development	1,385,927	1,213,482
Sales and marketing	1,122,526	1,003,983
General and administrative	1,216,843	1,111,544
Total	3,725,296	3,329,009

OPERATING INCOME (LOSS)	(650,345)	(268,913)

OTHER INCOME (EXPENSE):
Forgiveness of Paycheck Protection loan	—	936,444
Employee retention credit	107,575	—
Interest income	13,114	3,401
Interest expense	(43,081)	(51,272)
Total	77,608	888,573

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	(572,737)	619,660

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	116,980	56,307

NET INCOME (LOSS)	$(455,757)	$675,967

NET INCOME (LOSS) PER SHARE, BASIC	$(0.19)	$0.28

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.19)	$0.27

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,518,895

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Statements of Stockholders' Equity

	Years Ended December 31
	2022	2021
Total stockholders' equity, beginning balances	$6,593,766	$5,900,642

Common stock (no shares issued during periods):
Beginning balances	4,650,812	4,633,655
Stock based compensation expense related
to stock options	17,202	17,157
Ending balances	4,668,014	4,650,812

Retained earnings:
Beginning balances	1,942,954	1,266,987
Net income (loss)	(455,757)	675,967
Ending balances	1,487,197	1,942,954

Total stockholders' equity, ending balances	$6,155,211	$6,593,766

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Statements of Cash Flows

	Years Ended December 31
CASH FLOWS FROM OPERATING ACTIVITIES:	2022	2021
Net income (loss)	$(455,757)	$675,967
Adjustments to reconcile net income to net cash provided from (used in) operating activities-
Forgiveness of Paycheck Protection loans loans	—	(936,444)
Depreciation and amortization	632,418	254,823
Provision for doubtful accounts, net change	—	(49,000)
Provision for inventory obsolescence, net change	214,156	(5,000)
Deferred taxes, net change	(116,980)	(56,307)
Stock based compensation expense related to stock options	17,202	17,157

Changes in operating assets and liabilities-
Accounts receivable	(65,827)	10,511
Inventories	(277,830)	(165,663)
Employee retention credit receivable	(107,575)	220,657
Prepaid expenses and other	(1,306)	21,065
Deposits and other	162,980	1,318
Accounts payable	(32,028)	112,134
Customer deposits	30,079	15,657
Accrued expenses	46,414	32,264
Deferred revenue	8,379	33,804
Net cash provided from (used in) operating activities	54,325	182,943

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(213,206)	(265,867)
Patent filing expense	(9,370)	(2,609)
Net cash (used in) investing activities	(222,576)	(268,476)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Principal payments made on term loan	(50,663)	(1,341,059)
Proceeds from refinancing term loan	—	1,350,000
Cost of refinancing term loan	—	(18,157)
Proceeds from Paycheck Protection loan (round 2)	—	471,347
Net cash provided from (used in) financing activities	(50,663)	462,131

NET INCREASE (DECREASE) IN CASH	(218,914)	376,598

CASH, BEGINNING OF PERIOD	2,571,668	2,195,070

CASH, END OF PERIOD	$2,352,754	$2,571,668

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$38,777	$50,458

Cash paid for income tax	$—	$—

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Notes to Financial Statements

December 31, 2022 and 2021

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

Lifeloc incorporated in Colorado in December 1983.  We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338.  Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com and www.stsfirst.com. Information contained on our websites does not constitute part of this Form 10-K.

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

Debt Issuance Costs.  In 2016, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03").  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  Deferred loan costs are amortized over the 20-year life of the term loan on a straight line basis, which approximates the effective interest method.  Total amortization during the years ended December 31, 2022 and 2021 was $4,304 and $813 respectively, and is included within interest expense on the statements of income.

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

Concentration of Credit Risk.   Financial instruments with significant credit risk include cash and accounts receivable.  The amount of cash on deposit with one financial institution exceeded the $250,000 federally insured limit at December 31, 2022 by $832,158 and by $756,530 at a second financial institution. However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

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

Years Ended December 31	2022	2021
Balance, beginning of year	$5,000	$54,000
Provision for estimated losses	297	(48,712)
Recovery (write-off) of uncollectible accounts	(297)	(288)
Balance, end of year	$5,000	$5,000

The net accounts receivable balance at December 31, 2022 of $627,919 included an account from one customer of $103,739 (17%), $98,412 (16%) from a second customer, $42,954 from a second customer (7%), and no more than 6% from any other single customer. The net accounts receivable balance at December 31, 2021 of $562,092 included an account from one customer of $71,522 (13%), $57,500 from a second customer (10%), and no more than 3% from any other single customer.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At December 31, 2022 and December 31, 2021, inventory consisted of the following:

	2022	2021
Raw materials & deposits	$2,509,661	$2,179,332
Work-in-process	52,642	84,963
Finished goods	539,316	559,494
Total gross inventories	3,101,619	2,823,789
Less reserve for obsolescence	(369,156)	(155,000)
Total net inventories	$2,732,463	$2,668,789

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended December 31	2022	2021
Balance, beginning of year	$155,000	$160,000
Provision for estimated obsolescence	269,837	23,585
Write-off of obsolete inventory	(55,681)	(28,585)
Balance, end of year	$369,156	$155,000

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years; three years for software and technology licenses; 15 years for space modifications and for training courses; 39 years for the cost of the building we purchased in October 2014. The R.A.D.A.R.® software and patents that were purchased in March 2017 were originally set to amortize over 15 years using the straight line method, but in 2022 we accelerated the amortization of the remaining cost to fully amortize the assets by December 31, 2022.  We utilize the declining method of depreciation for property, equipment and space modifications, and the straight-line method of depreciation for software, training courses, and the building, due to the expected usage of these assets over time. These methods are expected to continue throughout the life of the assets.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.  Depreciation expense for the years ended December 31, 2022 and 2021 was $553,995 and $254,010 respectively.

Long-Lived Assets.   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.  No impairments were recorded for the years ended December 31, 2022 and 2021 respectively.

Patents.   The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (20 years for utility patents in the United States, and 14 years for design patents).  Amortization expense, including impairments, for the years ended December 31, 2022 and 2021 was $74,120 and $12,883 respectively.  Amortization expense for each of the next 5 years is estimated to be $12,932 per year.  Capitalized costs are expensed if patents are not granted.  We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.  Impairments of $0 and $0 were included in amortization expense for the years ended December 31, 2022 and 2021 respectively.  A summary of our patents at December 31, 2022 and 2021 is as follows:

	2022	2021
Patents issued	$191,871	$190,508
Patent applications filed and in process	25,154	30,905
Accumulated amortization	(147,346)	(86,985)
Total net patents	$69,679	$134,428

Deposits and Other Assets.  We include the long-term portion of installment receivables with deposits.

Accrued Expenses.  We have accrued various expenses in our December 31 balance sheets, as follows.

	2022	2021
Compensation	$205,422	$187,729
Property and other taxes	73,892	68,514
Rebates	65,630	42,287
Total accrued expenses	$344,944	$298,530

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

Years Ended December 31	2022	2021
Balance, beginning of year	$46,500	$46,500
Provision for estimated warranty claims	37,092	25,818
Claims made	(37,092)	(25,818)
Balance, end of year	$46,500	$46,500

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  For the years ended December 31, 2022 and 2021, we did not have any interest or penalties or any significant uncertain tax positions.

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below.

	Year Ended December 31,
Product sales:	2022	2021
Product sales and supplies	$7,632,716	$6,211,320
Training, certification and data recording	651,128	624,167
Service plans and equipment rental	66,619	63,468
Product sales subtotal	8,350,463	6,898,955
Royalties	40,674	67,526
Rental income	90,856	87,949
Total revenues	$8,481,993	$7,054,430

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

Recently Issued Accounting Pronouncements. In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, excluding smaller reporting entities, which will be effective for fiscal years beginning after December 15, 2022. We will adopt ASU 2016-13 beginning January 1, 2023 and do not expect the application of the CECL impairment model to have a significant impact on our allowance for uncollectible amounts for accounts receivable.

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

Stock-based compensation expense recognized under ASC 718 for years 2022 and 2021 was $17,202 and $17,157 respectively.  Stock-based compensation expense related to employee stock options under ASC 718 is allocated to General and Administrative Expense when incurred.

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

Basic and Diluted Income and Loss per Common Share.  Net income or loss per share is calculated in accordance with ASC Topic 260, Earnings Per Share ("ASC 260").  Under the provisions of ASC 260, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  Dilution from potential common shares outstanding at December 31, 2022 and 2021 was $0.00 and $0.01 per share, respectively.

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

The following table presents the calculation of basic and diluted net income per common share:

	Years Ended December 31,
	2022	2021
Net income (loss)	$(455,757)	$675,967
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	64,779
Weighted average shares-diluted	2,454,116	2,518,595
Net income (loss) per share-basic	$(0.19)	$0.28
Net income (loss) per share-diluted	$(0.19)	$0.27
Antidilutive employee stock options	—	—

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

On February 3, 2022 we granted 15,000 options to key employees, which have a term of 5 years, and which were immediately and fully vested. Under ASC 718, the value of each stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Cumulative compensation cost recognized in net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of compensation expense in the period of forfeiture. The volatility of the stock is based on a comparable public company's historical volatility since our stock is rarely traded.  Fair value computations are highly sensitive to the volatility factor; the greater the volatility, the higher the computed fair value of options granted. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models  require the use of assumptions, including the expected stock price volatility.

The factors used to estimate the value of the option grant and the resulting fair market value, were as follows.

Stock price	$3.80
Exercise price per share	$3.80
Original term (years)	5
Volatility	31.00%
Annual rate of quarterly dividends	None
Risk free interest rate	1.66%
Fair market value of options	$17,202

On March 13, 2021 we granted 16,000 options to two officers and 4,500 options to other key employees, which have a term of 5 years, and which were immediately and fully vested.

The factors used to estimate the value of the option grant and the resulting fair market value, were as follows.

Stock price	$3.75
Exercise price per share	$3.80
Original term (years)	5
Volatility	24.00%
Annual rate of quarterly dividends	None
Risk free interest rate	0.85%
Fair market value of options	$17,157

The above fair market value of the options was a charge to our statement of income, with an offsetting credit to capital.

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

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended December 31, 2022 and 2021 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2020	98,750	$5.95
Granted	20,500	3.80
Exercised	—	—
Forfeited/expired	(6,250)	—
BALANCE AT DECEMBER 31, 2021	113,000	$4.09
Granted	15,000	3.80
Exercised	—	—
Forfeited/expired	(5,000)	—
BALANCE AT DECEMBER 31, 2022	123,000	$3.80

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2022:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
3.80	123,000	2.55	$3.80	123,000	$3.80

The exercise price of all options granted through December 31, 2022 has been equal to or greater than the fair market value as of the date of grant, as determined by the Board.  As of December 31, 2022, 20,300 options for our common stock remain available for grant under the 2013 Plan.

The provisions of ASC 718-10-55 require the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values.  Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model.  The BSM option pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk free interest rate and expected dividends.  For the options granted in 2022, the pricing model assumptions were: risk-free interest rate 0.88%, expected life 5 years, expected volatility 23%, expected dividend rate 0%. For the options granted in 2021, the pricing model assumptions were: risk-free interest rate 0.85%, expected life 5 years, expected volatility 24%, expected dividend rate 0%. Applying these assumptions resulted in a fair value of $17,157 and $92,698 in 2022 and 2021 respectively, all of which was charged against operations with a corresponding credit to capital. Unvested options were credited against operations, which resulted in total share-based compensation cost of $17,157 and $30,351 for the years ended December 31, 2022 and 2021 respectively.

No options were exercised during the years ended December 31, 2022 and 2021.

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

The new note is payable in 119 equal monthly installments of $7,453, including interest, plus a final payment of $773,727 (excluding interest) on September 30, 2031.  Our minimum future principal payments on this term loan, by year, are as follows:

2023	$52,178
2024	53,738
2025	55,345
2026	57,000
2027	58,704
2028 – 2031	1,012,091
Total	1,289,056
Less financing cost	(19,351)
Net term loan payable	1,269,705
Less current portion	(50,028)
Long term portion	$1,219,677

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of December 31, 2022 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $505,514 at December 31, 2022.

Regulatory Commitments. We are subject to certain regulations of the United States Food and Drug Administration ("FDA") and to.   to regulation by the United States Department of Transportation and various state departments of transportation.  We believe that we are in substantial compliance with all known applicable regulations.

6.  LINE OF CREDIT AND PAYCHECK PROTECTION LOAN

As part of the long-term financing of our property purchased on October 31, 2014, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015 and was extended to June 30, 2018. The agreement was amended to increase the amount of the line to $750,000 and extend the maturity date to September 28, 2021. The revolving line of credit facility expired in accordance with its terms and has not been renewed. There was no balance due on the line of credit as of December 31, 2022 and December 31, 2021.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allocated $350 billion to help small businesses keep workers employed amid the pandemic and economic downturn. Known as the Paycheck Protection Program (“PPP”), the initiative provides federally guaranteed loans to small businesses.  A portion or all of these loans may be forgiven if borrowers comply with certain PPP guidelines including spending the funds on authorized expenses and maintaining their payrolls during the crisis or restore their payrolls afterward. On May 4, 2020, the Company received proceeds of $465,097 from Bank of America under the PPP (the “PPP Loan”). The funds were used for certain qualifying expenses as described in the CARES Act, and the loan was forgiven in its entirety in February, 2021. Proceeds of $471,347 were received from a second loan with similar terms in February, 2021 and the funds were used for certain qualifying expenses as described in the CARES Act, and the loan was forgiven in its entirety in September, 2021. No interest on either loan has been recognized in our financial statements.

7.  INCOME TAXES

We account for income taxes under ASC 740, which requires the use of the liability method.  ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The CARES Act provided for carrying back our 2020 net operating loss, which resulted in previous Federal General Business Credits being eliminated, and a carryover available for 2021 of $179.426. After various adjustments, including the exclusion from taxable income of forgiveness of the Paycheck Protection loans, we reported a loss for tax purposes of $259,180 in 2021. Thus the Federal General Business Credit carryover is increased by unused 2021 credits of $71,341, making $250,767 available for 2022, which is increased by $88,190, making $338,957 available for 2023. The net operating loss carryback has been eliminated and our 2022 loss may be carried forward indefinitely.

Our income tax (benefit) provision is summarized below:

Years Ended	December 31, 2022	December 31, 2021
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(116,994)	(47,940)
State	14	(8,367)
Total deferred	(116,980)	(56,307)
Total	$(116,980)	$(56,307)

The State provision of $14 in 2022 results from providing an estimated reserve for unusable loss carryovers.

The items accounting for the difference between income taxes computed at the federal statutory rate and the (benefit) provision for income taxes consists of the following:

Years Ended	December 31, 2022	December 31, 2021
Federal statutory rate	$(120,274)	$130,129
Effect of:
State taxes, net of federal tax benefit	(14)	(2,335)
Research & development credit	—	—
Paycheck Protection loan forgiveness and other	3,308	(184,101)
Total (benefit) provision	$(116,980)	$(56,307)

The components of the deferred tax asset are as follows:

Current Deferred Tax Assets:	December 31, 2022	December 31, 2021
Bad debt reserve	$1,275	$1,275
Inventory reserve	94,135	39,525
RADAR asset amortization	77,441	—
Accrued vacation	21,028	16,988
Deferred income	22,036	19,899
Warranty reserve	11,858	11,858
Federal and State net operating loss carry forward	90,496	114,904
Total	$318,269	$204,449

Our income tax returns are no longer subject to Federal or state tax examinations by tax authorities for years before 2017.

8.  LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at December 31, 2022 or December 31, 2021, and therefore made no accruals for legal proceedings in either 2022 or 2021.

9.  MAJOR CUSTOMERS/SUPPLIERS

We depend on sales that are generated from our customers' ongoing usage of alcohol testing instruments.

One customer contributed 6% ($532,048) to our product sales in 2022, a second customer contributed 6% ($486,630), a third customer contributed 3% ($287,098), and no other customer contributed more than 3%. One customer contributed 4% ($300,103) to our total sales in 2021, a second customer contributed 3% ($228,162), a third customer contributed 3% ($204,512), and no other customer contributed more than 3%. In making this determination, we considered the federal government, state governments, local governments, and foreign governments each as a single customer.

In 2022, we depended upon three vendors for approximately 26% of our purchases (three vendors and 21% respectively in 2021).

10.  DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We have adopted a 401(k) Profit Sharing Plan ("401(k) Plan") which covers all full-time employees who have completed 3 months of full-time continuous service and are age eighteen or older. Participants may defer up to 100% of their gross pay up to 401(k) Plan limits.  Participants are immediately vested in their contributions.  We make monthly discretionary matching contributions of 3% of the total payroll of the participating employees.  In 2022 and 2021 we contributed $58,044 and $8,731 respectively.  The participants vest in Company contributions based on years of service, with a participant fully vested after six years of credited service.

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

The following sets forth information about the operations of the business segments for the years ended December 31, 2022 and 2021.

	2022	2021
Product sales	$8,350,463	$6,898,955
Royalties	40,674	67,526
Products subtotal	8,391,137	6,966,481
Rentals	90,856	87,949
Total	$8,481,993	$7,054,430

Gross profit:
Product sales	$2,997,601	$2,952,410
Royalties	40,674	67,526
Products subtotal	3,038,275	3,019,936
Rentals	36,676	40,160
Total	$3,074,951	$3,060,096

Interest expense:
Product sales	$29,509	$33,612
Royalties	—	—
Products subtotal	29,509	33,612
Rentals	13,572	17,660
Total	$43,081	$51,272

Net income (loss) before taxes:
Product sales	$(636,515)	$529,634
Royalties	40,674	67,526
Products subtotal	(595,841)	597,160
Rentals	23,104	22,500
Total	$(572,737)	$619,660

There were no intersegment revenues.

At December 31, 2022, $558,427 of our assets were used in the Rentals segment, with the remainder, $7,959,334, used in the Products and unallocated segments.

Future rental income and related expenses will depend on whether existing leases are renewed. Minimum base rents for leases in place at December 31, 2022 are scheduled to be $40,858 in 2023.

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the "Exchange Act").  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Internal Control over Financial Reporting

(a)	Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2014.  Based on our evaluation under the framework in Internal Control-Integrated Framework issued by the COSO in 2014, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

(c)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the fiscal years ended December 31, 2022 and December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2022.

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2023 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2022.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2022.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	123,000	$3.80	20,300
Equity compensation plans not approved by security holders	—	—	—
Total	123,000	$3.80	20,300

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2022.

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2022.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our financial statements are provided under Item 8 of this Annual Report.

(b) The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Amended and Restated Bylaws of Lifeloc Technologies, Inc., dated as of March 31, 2017 (2)
4.1	Form of Certificate representing Common Stock (1)
10.1	Form of Standard Distribution Agreement (1)
10.2	Loan Agreement with Citywide Banks (Term Loan), dated September 30, 2021 (3)
10.3†	2013 Stock Option Plan (4)
10.4†	Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated October 5, 2017 (5)
10.5†	First Amendment to the Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated January 25, 2019 (6)
31.1*	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2*	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1) Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.

(2) Incorporated by reference to our Current Report on Form 8-K filed April 4, 2017.

(3) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2021.

(4) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(5) Incorporated by reference to our Current Report on Form 8-K filed on October 10, 2017.

(6) Incorporated by reference to our Current Report on Form 8-K filed on January 28, 2019.

*   Filed herewith.

†   Indicates a management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2023

LIFELOC TECHNOLOGIES, INC.

By:	/s/ Wayne R. Willkomm
Wayne R. Willkomm, Ph.D.
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne R. Willkomm	March 14, 2023
Wayne R. Willkomm, Ph.D.
Chief Executive Officer and President (Principal Executive Officer) Director

/s/ Vern D. Kornelsen	March 14, 2023
Vern D. Kornelsen
Chief Financial Officer (Principal Financial Officer) Director

/s/ Michelle Heim	March 14, 2023
Michelle Heim Controller (Principal Accounting Officer)

/s/ Robert Greenlee	March 14, 2023
Robert Greenlee Director

/s/ Michael J. Kornelsen	March 14, 2023
Michael J. Kornelsen, D.M.A. Director

/s/ Donald E. Siecke	March 14, 2023
Donald E. Siecke Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Amended and Restated Bylaws of Lifeloc Technologies, Inc., dated as of March 31, 2017 (2)
4.1	Form of Certificate representing Common Stock (1)
10.1	Form of Standard Distribution Agreement (1)
10.2	Loan Agreement with Citywide Banks (Term Loan), dated September 30, 2021 (3)
10.3†	2013 Stock Option Plan (4)
10.4†	Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated October 5, 2017 (5)
10.5†	First Amendment to the Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated January 25, 2019 (6)
31.1*	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2*	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1) Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.

(2) Incorporated by reference to our Current Report on Form 8-K filed April 4, 2017.

(3) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2021.

(4) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(5) Incorporated by reference to our Current Report on Form 8-K filed on October 10, 2017.

(6) Incorporated by reference to our Current Report on Form 8-K filed on January 28, 2019.

*   Filed herewith.

†   Indicates a management contract or compensatory plan or arrangement.

