Form 10-Q
period 2023-03-31
Lifeloc Technologies, Inc
filed 2023-05-08
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at March 31, 2023)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2023

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets

	March 31, 2023 (Unaudited)	December 31, 2022

ASSETS
CURRENT ASSETS:
Cash	$2,052,444	$2,352,754
Accounts receivable, net	543,830	627,919
Inventories, net	2,862,879	2,732,463
Employee retention credit receivable	107,575	107,575
Prepaid expenses and other	214,066	58,203
Total current assets	5,780,794	5,878,914

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	1,147,992	1,147,992
Training courses	432,375	432,375
Office equipment, software and space modifications	216,618	216,618
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	480,684	480,684
Less accumulated depreciation	(3,142,707)	(3,072,961)
Total property and equipment, net	2,177,493	2,247,239

OTHER ASSETS:
Patents, net	69,415	69,679
Deposits and other	500	500
Deferred taxes	336,613	321,429
Total other assets	406,528	391,608
Total assets	$8,364,815	$8,517,761

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$502,763	$413,957
Term loan payable, current portion	50,285	50,028
Customer deposits	189,147	201,031
Accrued expenses	187,377	344,944
Deferred revenue, current portion	75,317	80,222
Reserve for warranty expense	46,500	46,500
Total current liabilities	1,051,389	1,136,682

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,207,596	1,219,677

DEFERRED REVENUE, net of current portion	4,407	6,191
Total liabilities	2,263,392	2,362,550

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,454,116 shares outstanding	4,668,014	4,668,014
Retained earnings	1,433,409	1,487,197
Total stockholders' equity	6,101,423	6,155,211
Total liabilities and stockholders' equity	$8,364,815	$8,517,761

See attached notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES:
Product sales	$2,133,359	$2,111,757
Royalties	8,206	26,640
Rental income	22,989	22,239
Total	2,164,554	2,160,636

COST OF SALES	1,229,127	1,318,747

GROSS PROFIT	935,427	841,889

OPERATING EXPENSES:
Research and development	396,766	390,024
Sales and marketing	287,883	276,637
General and administrative	319,015	352,833
Total	1,003,664	1,019,494

OPERATING INCOME (LOSS)	(68,237)	(177,605)

OTHER INCOME (EXPENSE):
Interest income	9,800	432
Interest expense	(10,535)	(10,910)
Total	(735)	(10,478)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	(68,972)	(188,083)

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	15,184	43,575

NET INCOME (LOSS)	$(53,788)	$(144,508)

NET INCOME (LOSS) PER SHARE, BASIC	$(0.02)	$(0.06)

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.02)	$(0.06)

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

See attached notes

Lifeloc Technologies, Inc.
Condensed Statements of Stockholders' Equity (Unaudited)

	Three Months Ended March 31,
	2023	2022
Total stockholders' equity, beginning balances	$6,155,211	$6,593,766

Common stock (no shares issued during periods):
Beginning balances	4,668,014	4,650,812
Stock based compensation expense related to stock options	—	17,202
Ending balances	4,668,014	4,668,014

Retained earnings:
Beginning balances	1,487,197	1,942,954
Net income (loss)	(53,788)	(144,508)
Ending balances	1,433,409	1,798,446

Total stockholders' equity, ending balances	$6,101,423	$6,466,460

See attached notes

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(53,788)	$(144,508)
Adjustments to reconcile net income to net cash provided from (used in) operating activities-
Depreciation and amortization	72,490	129,088
Provision for inventory obsolescence, net change	—	34,789
Deferred taxes, net change	(15,184)	(43,575)
Stock based compensation expense related to stock options	—	17,202
Changes in operating assets and liabilities-
Accounts receivable	84,089	(236,656)
Inventories	(130,416)	119,888
Prepaid expenses and other	(155,863)	(110,109)
Accounts payable	88,806	(150,462)
Customer deposits	(11,884)	(4,852)
Accrued expenses	(157,567)	(143,231)
Deferred revenue	(6,689)	2,912
Net cash provided from (used in) operating activities	(286,006)	(529,514)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	—	(10,800)
Patent filing expense	(1,404)	—
Net cash (used in) investing activities	(1,404)	(10,800)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Principal payments made on term loan	(12,900)	(12,526)
Net cash provided from (used in) financing activities	(12,900)	(12,526)

NET INCREASE (DECREASE) IN CASH	(300,310)	(552,840)

CASH, BEGINNING OF PERIOD	2,352,754	2,571,668

CASH, END OF PERIOD	$2,052,444	$2,018,828

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$9,459	$9,834

See attached notes

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of March 31, 2023 and December 31, 2022, and the results of operations and cash flows for the quarters ended March 31, 2023 and March 31, 2022. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2022 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At March 31, 2023 and December 31, 2022, inventory consisted of the following:

	2023	2022
Raw materials & deposits	$2,652,312	$2,509,661
Work-in-process	57,739	52,642
Finished goods	521,984	539,316
Total gross inventories	3,232,035	3,101,619
Less reserve for obsolescence	(369,156)	(369,156)
Total net inventories	$2,862,879	$2,732,463

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below for the three months ended March 31, 2023 and March 31, 2022.

	2023	2022
Product sales:
Product sales and supplies	$1,900,828	$1,923,948
Training, certification and data recording	211,249	167,255
Service plans and equipment rental	21,282	20,554
Product sales subtotal	2,133,359	2,111,757
Royalties	8,206	26,640
Rental income	22,989	22,239
Total revenues	$2,164,554	$2,160,636

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

Stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2023 and 2022 was 0 and $17,202 respectively. These amounts consist of stock-based compensation expenses from grants of employee stock options which are allocated to General and Administrative Expense when incurred.

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

The following table presents the calculation of basic and diluted net income (loss) per common share for three months ended March 31, 2023 and March 31, 2022:

	2023	2022
Net income (loss)	$(53,788)	$(144,508)
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$(0.02)	$(0.06)
Net income (loss) per share-diluted	$(0.02)	$(0.06)
Antidilutive employee stock options	—	—

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2023:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$3.80	123,000	2.30	$3.80	123,000	$3.80

The exercise price of all options granted through March 31, 2023 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued. As of March 31, 2023, 20,300 options for our common stock remain available for grant under the 2013 Plan.

A total of 15,000 options were granted to two employees during the three months ended March 31, 2022.

No options were exercised during the three months ended March 31, 2023 or during the three months ended March 31, 2022.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

5.  COMMITMENTS AND CONTINGENCIES

Mortgage Expense. We purchased our facilities in Wheat Ridge, Colorado on October 31, 2014 for $1,949,139 and took out a term loan secured by a first mortgage on the property in the amount of $1,581,106 with Bank of America for a portion of the purchase price. This loan was paid on September 30, 2021 with proceeds from a new term loan with Citiwide Banks, also secured by a first priority mortgage on the property, in the principal amount of $1,350,000 which matures in September, 2021.  The new note is payable in 119 equal monthly installments of $7,453, including interest, plus a final payment of $773,727 (excluding interest) on September 30, 2031.  Our minimum future principal payments on this term loan, by year, are as follows:

2023	$39,277
2024	53,738
2025	55,345
2026	57,000
2027 – 2031	1,068,642
Total	1,274,002
Less financing cost	(16,121)
Net term loan payable	1,257,881
Less current portion	(50,285)
Long term portion	$1,207,596

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of March 31, 2023, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $2,444,581 at March 31, 2023.

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

	Three Months Ended March 31,
	2023	2022
Federal statutory rate	$(14,484)	$(39,497)
Effect of:
State taxes, net of federal tax benefit	1,149	7,690
Other	(1,849)	(11,768)
Total	$(15,184)	$(43,575)

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

The following sets forth information about the operations of the business segments for the three months ended March 31, 2023 and 2022.

	2023	2022
Product sales	$2,133,359	$2,111,757
Royalties	8,206	26,640
Products subtotal	2,141,565	2,138,397
Rentals	22,989	22,239
Total	2,164,554	2,160,636

Gross profit:
Product sales	909,464	793,010
Royalties	8,206	26,640
Products subtotal	917,670	819,650
Rentals	17,757	22,239
Total	935,427	841,889

Interest expense:
Product sales	7,269	7,468
Royalties	—	—
Products subtotal	7,269	7,468
Rentals	3,266	3,442
Total	10,535	10,910

Net income (loss) before taxes:
Product sales	(91,669)	(233,520)
Royalties	8,206	26,640
Products subtotal	(83,463)	(206,880)
Rentals	14,491	18,797
Total	$(68,972)	$(188,083)

There were no intersegment revenues.

At March 31, 2023, $558,427 of our assets were used in the Rentals segment, with the remainder, $7,806,388, used in the Products and unallocated segments.

9.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans" or "anticipates" or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled "Risk Factors" in our December 31, 2022 Form 10-K.

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

Testers for Drugs of Abuse

In August 2016, we entered into an exclusive patent license agreement with Sandia Corporation, Albuquerque, NM, pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia’s patented SpinDx™ technology for the detection of drugs of abuse. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  The microfluidics disk with centrifugal concentration achieves a strong signal from trace concentrations in small samples that under best conditions can be quantitative.  Sandia Corporation developed a prototype using the SpinDx™ technology under our Cooperative Research and Development Agreement. We received the first prototype in 2018, advanced this device for robustness and manufacturability, and are now commercializing the device. In 2023 and 2022 we purchased SpinDx related test validation equipment as well as disk development fabrication equipment totaling $0 and $10,800 respectively. We are optimistic about the results of the work to date and expect market introduction later in 2023 with partners for field demonstration. The SpinDx™ platform has the potential to improve real-time screening for a panel of high-abuse drugs, with the ability to efficiently measure relatively low concentrations of drugs such as cocaine, heroin, methamphetamine, fentanyl and other high-abuse drugs.  We intend to use this technology platform, sometimes referred to as “Lab on a Disk", to develop a series of devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse. First will be the SpinDx device with disks for delta-9 THC detection from an oral fluid sample collected from a test subject. This will be followed with a device based on our recently updated LX9 breathalyzer to collect a sample for analysis from breath, which coupled with the SpinDx device will be our marijuana breathalyzer system.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites, an important step in establishing impairment. Testing has commenced to validate the SpinDx technology against the definitive standard liquid chromatography-mass spectroscopy (LCMS) measurement utilizing human samples. The SpinDx results are showing good correlation to the LCMS data. There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

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

Results of Operations

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Net sales. Our product sales for the quarter ended March 31, 2023 were $2,133,359, an increase of 1% from $2,111,757 for the quarter ended March 31, 2022.  This increase is primarily attributable to selective price increases as well as an increase in demand in the current quarter. When royalties of $8,206 and rental income of $22,989 are included, total revenues of $2,164,554 increased by $3,918 or 0%, for the quarter ended March 31, 2023 when compared to the same quarter a year ago.

Gross profit.   Our total gross profit for the three months ended March 31, 2023 of $935,427 represented an increase of 11% from total gross profit of $841,889 for the same period a year earlier. This increase is primarily as a result of increased prices, offset in part by decreased royalties. Cost of product sales decreased from $1,318,747 in Q1 of 2022 to $1,223,895 in Q1 of 2023, or 7%, partly as a result of lower depreciation and amortization in 2023. Gross profit margin on products went from 38% in Q1 of 2022 to 43% in Q1 of 2023 as a result of the foregoing factors.

Research and development expenses.  Our research and development expenses were relatively unchanged at $396,766 for the quarter ended March 31, 2023, representing an increase of 2% over the $390,024 in the same quarter a year ago.

Sales and marketing expenses.   Our sales and marketing expenses of $287,883 for the quarter ended March 31, 2023 were up by $11,246 (4%) over the $276,637 for the quarter ended March 31, 2022. The increase resulted from various small increases offset in part by various small decreases.

General and administrative expenses.   Our general and administrative expenses of $319,015 for the quarter ended March 31, 2023 decreased by $33,818 (10%) from the $352,833 in the same period a year ago. This decrease is attributable to stock option expense in 2022 vs. none in 2023, as well as other decreases, including amortization, offset by various increases.

Other income (expense).  Our interest income of $9,800 increased in Q1 of 2023 by $9,368 over $432 in Q1 of 2022 due to increased yield available on cash deposits. Our interest expense of $10,535 in the current quarter over $10,910 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income (loss).   We realized a net loss of $53,788 for the quarter ended March 31, 2023 compared to a net loss of $144,508 for the quarter ended March 31, 2022.  This decrease of $90,720 was the result of the changes in gross profit and operating expenses discussed above, offset in part by a decreased benefit from income tax of $28,391.

Trends and Uncertainties That May Affect Future Results

Revenues in the first quarter of 2023 were slightly higher than revenues in 2022 as a result of selective price increases, as well as the continued diminishing effects of the Covid-19 pandemic. We experienced supply chain issues that hampered our ability to timely deliver all orders. We believe the supply chain problems may be declining, and we expect the remainder of 2023 to show modest improvement over 2022.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

Our 2023 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products for long term growth.  We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2023.  However, we believe that cash resources will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Equipment and software purchased during the quarter ended March 31, 2023 was $0, compared to $10,800 in the same period a year ago. We filed patent applications at a cost to us of $1,404 in the first quarter of 2023 and $0 in the first quarter of 2022.

As of March 31, 2023, cash was $2,052,444, accounts receivable were $543,830 and current liabilities were $1,051,389 resulting in a net liquid asset amount of $1,544,885.  We believe that the diminishing of the Covid-19 pandemic and the introduction of several new products during the last several years, along with new and on-going customer relationships will allow Lifeloc to operate profitably. If the revenue levels during the last several years prior to 2020 are not achieved on a timely basis, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the quarter ended March 31, 2023 and for the quarter ended March 31, 2022, warranty costs were not deemed significant.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years (three years for software and technology licenses).  We use the double declining method of depreciation for property, including space modifications, and the straight line method for software and technology licenses. We purchased all of the assets of STS, an online education company, in 2014, which consisted of training courses that are amortized over 15 years using the straight line method.  In October 2014, we purchased our building. A majority of the cost of the building is depreciated over 39 years using the straight line method. In addition, based on the results of a third party analysis, a portion of the cost was allocated to components integral to the building.  Such components are depreciated over 5 and 15 years, using the declining method. The R.A.D.A.R.® software and patents that were purchased in March 2017 were originally set to amortize over 15 years using the straight line method, but in 2022 we accelerated the amortization of the remaining cost to fully amortize the assets by December 31, 2022. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ''Risk Factors'' in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the three months ended March 31, 2023 or during the three months ended March 31, 2022.  There were no sales of equity securities during the three months ended March 31, 2023 or during the three months ended March 31, 2022.

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

LIFELOC TECHNOLOGIES, INC.

May 8, 2023	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

May 8, 2023	By:	/s/ Michelle Heim
Date		Michelle Heim
Controller (Principal Accounting Officer)

 Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document