Form 10-Q
period 2023-06-30
Lifeloc Technologies, Inc
filed 2023-08-08
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at June 30, 2023)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended June 30, 2023

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.

Condensed Balance Sheets

ASSETS

	June 30, 2023 (Unaudited)	December 31, 2022
CURRENT ASSETS:
Cash	$1,913,499	$2,352,754
Accounts receivable, net	762,670	627,919
Inventories, net	2,904,064	2,732,463
Employee retention credit receivable	—	107,575
Prepaid expenses and other	207,778	58,203
Total current assets	5,788,011	5,878,914

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	1,162,803	1,147,992
Training courses	432,375	432,375
Office equipment, software and space modifications	216,618	216,618
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	480,684	480,684
Less accumulated depreciation	(3,199,561)	(3,072,961)
Total property and equipment, net	2,135,450	2,247,239

OTHER ASSETS:
Patents, net	67,747	69,679
Deposits and other	500	500
Deferred taxes	320,376	321,429
Total other assets	388,623	391,608

Total assets	$8,312,084	$8,517,761

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$329,839	$413,957
Term loan payable, current portion	50,652	50,028
Customer deposits	174,967	201,031
Accrued expenses	290,942	344,944
Deferred revenue, current portion	63,676	80,222
Reserve for warranty expense	46,500	46,500
Total current liabilities	956,576	1,136,682

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,195,158	1,219,677

DEFERRED REVENUE, net of current portion	3,782	6,191
Total liabilities	2,155,516	2,362,550

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,454,116 shares outstanding	4,668,014	4,668,014
Retained earnings	1,488,554	1,487,197
Total stockholders' equity	6,156,568	6,155,211

Total liabilities and stockholders' equity	$8,312,084	$8,517,761

See accompanying notes.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Unaudited)

	Three Months Ended June 30,
REVENUES:	2023	2022
Product sales	$2,246,407	$2,144,813
Royalties	10,150	12,572
Rental income	23,789	22,639
Total	2,280,346	2,180,024

COST OF SALES	1,237,902	1,516,389

GROSS PROFIT	1,042,444	663,635

OPERATING EXPENSES:
Research and development	395,781	352,910
Sales and marketing	300,075	276,669
General and administrative	284,116	293,421
Total	979,972	923,000

OPERATING INCOME (LOSS)	62,472	(259,365)

OTHER INCOME (EXPENSE):
Interest income	19,200	1,190
Interest expense	(10,290)	(10,817)
Total	8,910	(9,627)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	71,382	(268,992)

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	(16,237)	67,462

NET INCOME (LOSS)	$55,145	$(201,530)

NET INCOME (LOSS) PER SHARE, BASIC	$0.02	$(0.08)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.02	$(0.08)

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

See accompanying notes

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Unaudited)

	Six Months Ended June 30,
REVENUES:	2023	2022
Product sales	$4,379,766	$4,256,570
Royalties	18,356	39,212
Rental income	46,778	44,878
Total	4,444,900	4,340,660

COST OF SALES	2,467,029	2,835,136

GROSS PROFIT	1,977,871	1,505,524

OPERATING EXPENSES:
Research and development	792,547	742,934
Sales and marketing	587,958	553,306
General and administrative	603,131	646,254
Total	1,983,636	1,942,494

OPERATING LOSS	(5,765)	(436,970)

OTHER INCOME (EXPENSE):
Interest income	29,000	1,622
Interest expense	(20,825)	(21,727)
Total	8,175	(20,105)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	2,410	(457,075)

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	(1,053)	111,037

NET INCOME (LOSS)	$1,357	$(346,038)

NET INCOME (LOSS) PER SHARE, BASIC	$—	$(0.14)

NET INCOME (LOSS) PER SHARE, DILUTED	$—	$(0.14)

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

See accompanying notes

Lifeloc Technologies, Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total stockholders' equity, beginning balances	$6,101,423	$6,466,460	$6,155,211	$6,593,766

Common stock (no shares issued during periods):
Beginning balances	4,668,014	4,668,014	4,668,014	4,650,812
Stock based compensation expense related
to stock options	—	—	—	17,202
Ending balances	4,668,014	4,668,014	4,668,014	4,668,014

Retained earnings:
Beginning balances	1,433,409	1,798,446	1,487,197	1,942,954
Net income (loss)	55,145	(201,530)	1,357	(346,038)
Ending balances	1,488,554	1,596,916	1,488,554	1,596,916

Total stockholders' equity, ending balances	$6,156,568	$6,264,930	$6,156,568	$6,264,930

See accompanying notes

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Cash Flows

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2023	2022
Net income (loss)	$1,357	$(346,038)
Adjustments to reconcile net income to net cash provided from operating activities-
Depreciation and amortization	132,088	267,455
Provision for inventory obsolescence, net change	—	94,578
Deferred taxes, net change	1,053	(111,037)
Stock based compensation expense related to stock options	—	17,202
Changes in operating assets and liabilities-
Accounts receivable	(134,751)	(173,583)
Inventories	(171,601)	273,224
Employee retention credit and income taxes receivable	107,575	—
Prepaid expenses and other	(149,575)	(67,884)
Accounts payable	(84,118)	(146,322)
Customer deposits	(26,064)	276
Accrued expenses	(54,002)	(58,337)
Deferred revenue	(18,955)	(3,990)
Net cash used in operating activities	(396,993)	(254,456)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(14,811)	(40,753)
Patent filing expense	(1,404)	—
Net cash used in investing activities	(16,215)	(40,753)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments made on term loan	(26,047)	(25,144)
Net cash used in financing activities	(26,047)	(25,144)

NET DECREASE IN CASH	(439,255)	(320,353)

CASH, BEGINNING OF PERIOD	2,352,754	2,571,668

CASH, END OF PERIOD	$1,913,499	$2,251,315

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$18,673	$19,575

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of June 30, 2023 and December 31, 2022, and the results of operations and cash flows for the quarters ended June 30, 2023 and June 30, 2022. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2022 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At June 30, 2023 and December 31, 2022, inventory consisted of the following:

	2023	2022
Raw materials & deposits	$2,699,758	$2,509,661
Work-in-process	26,011	52,642
Finished goods	547,451	539,316
Total gross inventories	3,273,220	3,101,619
Less reserve for obsolescence	(369,156)	(369,156)
Total net inventories	$2,904,064	$2,732,463

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below for the three months and for the six months ended June 30, 2023 and June 30, 2022.
7

	Three Months Ended June 30,
Product sales:	2023	2022
Product sales and supplies	$2,037,783	$1,964,494
Training, certification and data recording	194,013	162,726
Service plans and equipment rental	14,611	17,593
Product sales subtotal	2,246,407	2,144,813
Royalties	10,150	12,572
Rental income	23,789	22,639
Total revenues	$2,280,346	$2,180,024

	Six Months Ended June 30,
Product sales:	2023	2022
Product sales and supplies	$3,938,611	$3,888,442
Training, certification and data recording	405,262	329,981
Service plans and equipment rental	35,893	38,147
Product sales subtotal	4,379,766	4,256,570
Royalties	18,356	39,212
Rental income	46,778	44,878
Total revenues	$4,444,900	$4,340,660

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2023 and 2022 was $0 and $0 respectively, and for the six months ended June 30, 2023 and 2022 it was $0 and $17,202 respectively. These amounts consist of stock-based compensation expenses from grants of employee stock options which are allocated to General and Administrative Expense when incurred.

Segment Reporting.   We have concluded that we have two operating segments, including our primary business which is as a developer, manufacturer, lessor and marketer of portable hand-held breathalyzers and related accessories, supplies, education, training and royalties from development contracts.  As a result of purchasing our building on October 31, 2014, we have a second business segment consisting of renting portions of our building to existing tenants, whose leases expire at various times until June 2025.

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

The following table presents the calculation of basic and diluted net income (loss) per common share for the three months ended June 30, 2023 and June 30, 2022, and for the six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Net income (loss)	$55,145	$(201,530)
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$0.02	$(0.08)
Net income (loss) per share-diluted	$0.02	$(0.08)
Antidilutive employee stock options	—	—

	Six Months Ended June 30,
	2023	2022
Net income (loss)	$1,357	$(346,038)
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$—	$(0.14)
Net income (loss) per share-diluted	$—	$(0.14)
Antidilutive employee stock options	—	—

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at June 30, 2023:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$3.80	123,000	2.05	$3.80	123,000	$3.80

The exercise price of all options granted through June 30, 2023 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued. As of June 30, 2023, the 2013 Plan had expired and no options for our common stock remain available for grant under the 2013 Plan.

No options were granted during the three months or during the six months ended June 30, 2023.

No options were granted during the three months ended June 30, 2022. A total of 15,000 options were granted to two employees during the six months ended June 30, 2022.

No options were exercised during the three months or during the six months ended June 30, 2023 or June 30, 2022.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share. All of our common stock is designated as no par value per share.

5.  COMMITMENTS AND CONTINGENCIES

Mortgage Expense. We purchased our facilities in Wheat Ridge, Colorado on October 31, 2014 for $1,949,139 and took out a term loan secured by a first mortgage on the property in the amount of $1,581,106 with Bank of America for a portion of the purchase price. This loan was paid on September 30, 2021 with proceeds from a new term loan with Citiwide Banks, also secured by a first priority mortgage on the property, in the principal amount of $1,350,000 which matures in September, 2021.  The new note is payable in 119 equal monthly installments of $7,453, including interest, plus a final payment of $773,727 (excluding interest) on September 30, 2021.  Our minimum future principal payments on this term loan, by year, are as follows:

2023	$26,130
2024	53,738
2025	55,345
2026	57,000
2027 – 2031	1,068,642
Total	1,260,855
Less financing cost	(15,045)
Net term loan payable	1,245,810
Less current portion	(50,652)
Long term portion	$1,195,158

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of June 30, 2023, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $2,303,395 at June 30, 2023.

Regulatory Commitments. We are subject to certain regulations of the United States Food and Drug Administration ("FDA") and to regulation by the United States Department of Transportation and various state departments of transportation.  We believe that we are in substantial compliance with all known applicable regulations.

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

	Three Months Ended June 30,
	2023	2022
Federal statutory rate	$14,990	$(56,488)
Effect of:
State taxes, net of federal tax benefit	(3,447)	12,279
Other	4,694	(23,253)
Total	$16,237	$(67,462)

	Six Months Ended June 30,
	2023	2022
Federal statutory rate	$506	$(95,985)
Effect of:
State taxes, net of federal tax benefit	(2,298)	19,969
Other	2,845	(35,021)
Total	$1,053	$(111,037)

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

The following sets forth information about the operations of the business segments for the three months ended June 30, 2023 and 2022.

	2023	2022
Product sales	$2,246,407	$2,144,813
Royalties	10,150	12,572
Products subtotal	2,256,557	2,157,385
Rentals	23,789	22,639
Total	2,280,346	2,180,024

Gross profit:
Product sales	1,013,737	637,244
Royalties	10,150	12,572
Products subtotal	1,023,887	649,816
Rentals	18,557	13,819
Total	1,042,444	663,635

Interest expense:
Product sales	7,020	7,411
Royalties	—	—
Products subtotal	7,020	7,411
Rentals	3,270	3,406
Total	10,290	10,817

Net income (loss) before taxes:
Product sales	45,945	(291,977)
Royalties	10,150	12,572
Products subtotal	56,095	(279,405)
Rentals	15,287	10,413
Total	$71,382	$(268,992)

The following sets forth information about the operations of the business segments for the six months ended June 30, 2023 and 2022.

	2023	2022
Product sales	$4,379,766	$4,256,570
Royalties	18,356	39,212
Products subtotal	4,398,122	4,295,782
Rentals	46,778	44,878
Total	4,444,900	4,340,660

Gross profit:
Product sales	1,923,201	1,430,254
Royalties	18,356	39,212
Products subtotal	1,941,557	1,469,466
Rentals	36,314	36,058
Total	1,977,871	1,505,524

Interest expense:
Product sales	14,289	14,879
Royalties	—	—
Products subtotal	14,289	14,879
Rentals	6,536	6,848
Total	20,825	21,727

Net income (loss) before taxes:
Product sales	(45,724)	(525,497)
Royalties	18,356	39,212
Products subtotal	(27,368)	(486,285)
Rentals	29,778	29,210
Total	$2,410	$(457,075)

There were no intersegment revenues.

At June 30, 2023, $558,427 of our assets were used in the Rentals segment, with the remainder, $7,753,657, used in the Products and unallocated segments.

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

We intend to use the SpinDx™ technology platform, sometimes referred to as "Lab on a Disk", to develop a series of devices and tests that can be used at the roadside, in emergency rooms and in workplace testing to obtain a rapid and quantitative measure for a panel of drugs of abuse. The SpinDx reader is the base product capable of reading the current disks and with firmware updates will be able to read future disk offerings. Firmware updates will be distributed through a subscription model. The disks and sample collection kits are the consumables used by the product to produce a significant recurring revenue stream. Development of broader drug panels, improved accuracy, and sampling methods according to market demands is ongoing. The first test we intend to offer is the SpinDx device with disks for delta-9-THC detection from an oral fluid sample collected from a test subject. We anticipate that both quantitative and pass/fail disks will be made available, making this offering the only rapid quantitative test for delta-9-THC available on the market. Following this we expect to release a system based on our recently updated LX9 breathalyzer to collect a sample for analysis from breath, which, coupled with the SpinDx device, will complete our marijuana breathalyzer system.  We have improved the detection sensitivity for delta-9-THC as well as the robustness of the device. We are continuing to work on developing this system into a device that can be used for roadside testing, as well as other venues requiring fast response. We have committed additional personnel and new equipment resources to this effort, with the goal of placing beta test units in 2023 with validation partners who have already been identified. We anticipate full commercialization to begin in 2024. Human trials have begun validating SpinDx detection of delta-9-THC at the detection limits of 10 ng/ml in real-world human samples. We intend to prioritize the acceleration of SpinDx even at the expense of short-term profitability, with research and development investments, including substantial validation testing, to be ongoing in 2023. There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product (“R.A.D.A.R.®”) from Track Group, Inc. (“TRCK”) for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence. We purchased the assets of R.A.D.A.R. 100 in 2017, knowing the product needed significant upgrading, which was essentially completed and released for sale several years later as R.A.D.A.R. 200. This product met with little market acceptance as a result of the underperformance of one feature, namely, the biometric identification confirmation. In order to meet certain SpinDx milepost commitments, and to optimally allocate resources, we withdrew R.A.D.A.R. 200 from the market and made the decision to write off all related assets in 2022. We have outsourced the development of R.A.D.A.R. 300 to a third party, which, if successful, will result in proof of concept showing that the above problem has been resolved.

Training

Drug and alcohol testing is highly regulated; thus quality training is an important component of our business.  Initially, our network of Master Trainers provided classroom training which generated certification fees.  This was expanded to include instructor materials,online training modules and direct (live) training via webcam.  In 2011, we launched Lifeloc University, a Learning Management System (LMS), defined as "a software application for the administration, documentation, tracking, reporting and delivery of educational courses or training programs." Lifeloc University is a critical component for online training courses since it provides student accountability.  The Lifeloc University LMS was updated in 2018 to provide responsive design so it could be viewed on mobile devices and was updated in 2021 to reflect DOT rule and other changes.

In December 2014, we acquired substantially all of the assets of Superior Training Solutions, Inc. (“STS”), a company that develops and sells online drug and alcohol training and refresher courses. We have augmented and updated the assets we acquired from STS to enable mobile device usage. These assets complement our existing drug and alcohol training courses.

Real Property

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 14,412 square feet are occupied by us and 7,913 square feet are currently leased to two tenants whose leases expire at various times until June 2025. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to other tenants.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. This loan was paid on September 30, 2021 with proceeds from a new term loan, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000 which matures in September, 2021.

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

Results of Operations

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Net sales. Our product sales for the quarter ended June 30, 2023 were $2,246,407, an increase of 5% from $2,144,813 for the quarter ended June 30, 2022.  This increase is primarily attributable to selective price increases as well as an increase in demand in the current quarter. When royalties of $10,150 and rental income of $23,789 are included, total revenues of $2,280,346 increased by $100,322 or 5%, for the quarter ended June 30, 2023 when compared to the same quarter a year ago.

Gross profit.   Our total gross profit for the three months ended June 30, 2023 of $1,042,444 represented an increase of 57 % from total gross profit of $663,635 for the same period a year earlier. This increase is primarily as a result of increased prices and higher volume, offset in part by decreased royalties. Cost of product sales decreased from $1,507,569 in Q2 of 2022 to $1,232,670 in Q2 of 2023, or 18%, partly as a result of lower depreciation and amortization in 2023. Gross profit margin on products went from 30% in Q2 of 2022 to 45% in Q2 of 2023 as a result of the foregoing factors.

Research and development expenses.  Our research and development expenses were $395,781 for the quarter ended June 30, 2023, representing an increase of 12% over the $352,910 in the same quarter a year ago. This increase is due in large part to our continuing emphasis on SpinDx and increased costs associated with its development.

Sales and marketing expenses.   Our sales and marketing expenses of $300,075 for the quarter ended June 30, 2023 were up by $23,406 (9%) over the $276,669 for the quarter ended June 30, 2022. The increase resulted from increased spending on trade shows and other costs associated with increased volume.

General and administrative expenses.   Our general and administrative expenses of $284,116 for the quarter ended June 30, 2023 were relatively unchanged from the $293,421 in the same period a year ago.

Other income (expense).  Our interest income of $19,200 increased in Q2 of 2023 by $18,010 over $1,190 in Q2 of 2022 due to increased yield available on cash deposits. Our interest expense of $10,290 in the current quarter over $10,817 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income (loss).   We realized a net income of $55,145 for the quarter ended June 30, 2023 compared to a net loss of $201,530 for the quarter ended June 30, 2022.  This decrease of $256,675 was the result of the changes in gross profit and operating expenses discussed above, offset in part by a decreased benefit from income tax of $83,699.

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Net sales. Our product sales for the six months ended June 30, 2023 were $4,379,766, an increase of 3% from $4,256,570 for the same period ended June 30, 2022.  This increase is primarily attributable to selective price increases as well as an increase in demand. When royalties of $18,356 and rental income of $46,778 are included, total revenues of $4,444,900 increased by $104,240 or 2%, for the six months ended June 30, 2023 when compared to the same six months a year ago.

Gross profit. Our total gross profit for the six months ended June 30, 2023 of $1,977,871 represented an increase of 33% from total gross profit of $1,505,524 for the same period a year earlier. This increase is primarily as a result of increased prices and higher volume, offset in part by decreased royalties. Cost of product sales decreased from $1,507,569 in 2022 to $1,232,670 in 2023, or 18%, partly as a result of lower depreciation and amortization in 2023. Gross profit margin on products went from 30% in 2022 to 45% in 2023 as a result of the foregoing factors.

Research and development expenses.  Our research and development expenses were $792,547 for the six monts ended June 30, 2023, representing an increase of 7% over the $742,934 in the same six months a year ago. This increase is due in large part to our continuing emphasis on SpinDx and increased costs associated with its development.

Sales and marketing expenses.   Our sales and marketing expenses of $587,958 for the six months ended June 30, 2023 were up by $34,652 (6%) over the $553,306 for the six months ended June 30, 2022. The increase resulted from increased spending on trade shows and other costs associated with increased volume.

General and administrative expenses.   Our general and administrative expenses of $603,131 for the six months ended June 30, 2023 were down by $43,123 (7%) from the $646,254 in the same period a year ago, mostly due to stock option expense in 2022 vs. none in 2023 and to the discontinuation of RADAR in 2023.

Other income (expense).  Our interest income of $29,000 increased in 2023 by $27,378 over $1,622 in 2022 due to increased yield available on cash deposits. Our interest expense of $20,825 in the current six months over $21,727 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income (loss).   We realized a net income of $1,357 for the six months ended June 30, 2023 compared to a net loss of $346,038 for the six months ended June 30, 2022.  This increase of $347,395 was the result of the changes in gross profit and operating expenses discussed above, offset in part by a decreased benefit from income tax of $112,090.

Trends and Uncertainties That May Affect Future Results

Revenues in the second quarter of 2023 were somewhat higher than revenues in 2022 as a result of selective price increases, as well as the continued diminishing effects of the Covid-19 pandemic. We experienced supply chain issues that hampered our ability to timely deliver all orders. We believe the supply chain problems may be declining, and we expect the remainder of 2023 to show modest improvement over 2022.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

Our 2023 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products for long term growth.  We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for the remainder of 2023 and beyond. However, we believe that cash resources will be sufficient to fund our operations for the next twelve months under our current operating plan.  If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Equipment and software purchased during the six months ended June 30, 2023 was $14,811, compared to $40,753 in the same period a year ago. We filed patent applications at a cost to us of $1,404 in the first six months of 2023 and $0 in the first six months of 2022.

As of June 30, 2023, cash was $1,913,499, accounts receivable were $762,670 and current liabilities were $956,576 resulting in a net liquid asset amount of $1,719,593. We believe that the diminishing effect of the Covid-19 pandemic and the introduction of several new products during the last several years, along with new and on-going customer relationships will allow Lifeloc to operate profitably. If the requisite revenue levels are not achieved on a timely basis, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the quarter ended June 30, 2023 and for the quarter ended June 30, 2022, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the three months ended June 30, 2023 or during the three months ended June 30, 2022.  There were no sales of equity securities during the three months ended June 30, 2023 or during the three months ended June 30, 2022.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 ofs the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOC TECHNOLOGIES, INC.

August 8, 2023	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2023	By:	/s/ Michelle Heim
Date		Michelle Heim
Controller (Principal Accounting Officer)

