Form 10-Q
period 2023-09-30
Lifeloc Technologies, Inc
filed 2023-11-08
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at September 30, 2023)

LIFELOC TECHNOLOGIES, INC.

FORM 10-Q

For the Three Months Ended September 30, 2023

 i

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.

Condensed Balance Sheets

ASSETS
	September 30, 2023 (Unaudited)	December 31, 2022
CURRENT ASSETS:
Cash	$2,136,873	$2,352,754
Accounts receivable, net	709,307	627,919
Inventories, net	2,912,406	2,732,463
Employee retention credit receivable	—	107,575
Prepaid expenses and other	265,352	58,203
Total current assets	6,023,938	5,878,914

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	1,169,603	1,147,992
Training courses	432,375	432,375
Office equipment, software and space modifications	216,618	216,618
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	480,684	480,684
Less accumulated depreciation	(3,263,200)	(3,072,961)
Total property and equipment, net	2,078,611	2,247,239

OTHER ASSETS:
Patents, net	66,079	69,679
Deposits and other	500	500
Deferred taxes	435,545	321,429
Total other assets	502,124	391,608

Total assets	$8,604,673	$8,517,761

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$501,827	$413,957
Term loan payable, current portion	51,194	50,028
Income taxes payable	36,476	—
Customer deposits	184,474	201,031
Accrued expenses	262,206	344,944
Deferred revenue, current portion	60,607	80,222
Reserve for warranty expense	46,500	46,500
Total current liabilities	1,143,284	1,136,682

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,182,751	1,219,677

DEFERRED REVENUE, net of current portion	12,467	6,191
Total liabilities	2,338,502	2,362,550

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,454,116 shares outstanding	4,668,014	4,668,014
Retained earnings	1,598,157	1,487,197
Total stockholders' equity	6,266,171	6,155,211

Total liabilities and stockholders' equity	$8,604,673	$8,517,761

See accompanying notes.

1

 LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Unaudited)

	Three Months Ended September 30,
REVENUES:	2023	2022
Product sales	$2,676,872	$2,007,652
Royalties	5,063	1,225
Rental income	13,573	22,989
Total	2,695,508	2,031,866

COST OF SALES	1,576,117	1,263,951

GROSS PROFIT	1,119,391	767,915

OPERATING EXPENSES:
Research and development	516,174	313,092
Sales and marketing	309,898	268,515
General and administrative	269,593	296,806
Total	1,095,665	878,413

OPERATING INCOME (LOSS)	23,726	(110,498)

OTHER INCOME (EXPENSE):
Interest income	17,678	4,508
Interest expense	(10,494)	(10,724)
Total	7,184	(6,216)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	30,910	(116,714)

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	78,693	29,742

NET INCOME (LOSS)	$109,603	$(86,972)

NET INCOME (LOSS) PER SHARE, BASIC	$0.04	$(0.04)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.04	$(0.04)

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

See accompanying notes.

2

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Unaudited)

	Nine Months Ended September 30,
REVENUES:	2023	2022
Product sales	$7,056,638	$6,264,222
Royalties	23,419	40,437
Rental income	60,351	67,867
Total	7,140,408	6,372,526

COST OF SALES	4,043,146	4,099,087

GROSS PROFIT	3,097,262	2,273,439

OPERATING EXPENSES:
Research and development	1,308,721	1,056,026
Sales and marketing	897,856	821,821
General and administrative	872,724	943,060
Total	3,079,301	2,820,907

OPERATING INCOME (LOSS)	17,961	(547,468)

OTHER INCOME (EXPENSE):
Interest income	46,678	6,130
Interest expense	(31,319)	(32,451)
Total	15,359	(26,321)

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	33,320	(573,789)

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	77,640	140,779

NET INCOME (LOSS)	$110,960	$(433,010)

NET INCOME (LOSS) PER SHARE, BASIC	$0.05	$(0.18)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.05	$(0.18)

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

See accompanying notes

3

Lifeloc Technologies, Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total stockholders' equity, beginning balances	$6,156,568	$6,264,930	$6,155,211	$6,593,766

Common stock (no shares issued during periods):
Beginning balances	4,668,014	4,668,014	4,668,014	4,650,812
Stock based compensation expense related to stock options	—	—	—	17,202
Ending balances	4,668,014	4,668,014	4,668,014	4,668,014

Retained earnings:
Beginning balances	1,488,554	1,596,916	1,487,197	1,942,954
Net income (loss)	109,603	(86,972)	110,960	(433,010)
Ending balances	1,598,157	1,509,944	1,598,157	1,509,944

Total stockholders' equity, ending balances	$6,266,171	$6,177,958	$6,266,171	$6,177,958

See accompanying notes

4

LIFELOC TECHNOLOGIES, INC

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2023	2022
Net income (loss)	$110,960	$(433,010)
Adjustments to reconcile net income to net cash provided from (used in) operating activities-
Depreciation and amortization	198,471	438,549
Provision for inventory obsolescence, net change	—	154,367
Deferred taxes, net change	(114,116)	(140,779)
Stock based compensation expense related to stock options	—	17,202
Changes in operating assets and liabilities-
Accounts receivable	(81,388)	(96,230)
Inventories	(179,943)	(180,535)
Employee retention credit and income taxes receivable	107,575	—
Prepaid expenses and other	(207,149)	(59,041)
Deposits and other	—	162,980
Accounts payable	87,870	(3,130)
Income taxes payable	36,476	—
Customer deposits	(16,557)	9,608
Accrued expenses	(82,738)	(63,917)
Deferred revenue	(13,339)	(11,787)
Net cash provided from (used in) operating activities	(153,878)	(205,723)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(21,611)	(201,870)
Patent filing expense	(1,404)	(1,687)
Net cash (used in) investing activities	(23,015)	(203,557)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Principal payments made on term loan	(38,988)	(37,857)
Net cash provided from (used in) financing activities	(38,988)	(37,857)

NET (DECREASE) IN CASH	(215,881)	(447,137)

CASH, BEGINNING OF PERIOD	2,352,754	2,571,668

CASH, END OF PERIOD	$2,136,873	$2,124,531

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$28,091	$29,223

See accompanying notes

5

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of September 30, 2023 and December 31, 2022, and the results of operations and cash flows for the quarters ended September 30, 2023 and September 30, 2022. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2022 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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
6

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At September 30, 2023 and December 31, 2022, inventory consisted of the following:

	2023	2022
Raw materials & deposits	$2,645,642	$2,509,661
Work-in-process	34,365	52,642
Finished goods	601,555	539,316
Total gross inventories	3,281,562	3,101,619
Less reserve for obsolescence	(369,156)	(369,156)
Total net inventories	$2,912,406	$2,732,463

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
7

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below for the three months and for the nine months ended September 30, 2023 and September 30, 2022.

	Three Months Ended September 30,
Product sales:	2023	2022
Product sales and supplies	$2,437,753	$1,832,037
Training, certification and data recording	215,105	159,052
Service plans and equipment rental	24,014	16,563
Product sales subtotal	2,676,872	2,007,652
Royalties	5,063	1,225
Rental income	13,573	22,989
Total revenues	$2,695,508	$2,031,866

	Nine Months Ended September 30,
Product sales:	2023	2022
Product sales and supplies	$6,376,364	$5,720,479
Training, certification and data recording	620,367	489,033
Service plans and equipment rental	59,907	54,710
Product sales subtotal	7,056,638	6,264,222
Royalties	23,419	40,437
Rental income	60,351	67,867
Total revenues	$7,140,408	$6,372,526

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

Stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2023 and 2022 was $0 and $0 respectively, and for the nine months ended September 30, 2023 and 2022 it was $0 and $17,202 respectively. These amounts consist of stock-based compensation expenses from grants of employee stock options which are allocated to General and Administrative Expense when incurred.

Segment Reporting.   We have concluded that we have two operating segments, including our primary business which is as a developer, manufacturer, lessor and marketer of portable hand-held breathalyzers and related accessories, supplies, education, training and royalties from development contracts.  As a result of purchasing our building on October 31, 2014, we have a second business segment consisting of renting portions of our building to an existing tenant, whose lease expires at on June 30, 2025.

8

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

The following table presents the calculation of basic and diluted net income (loss) per common share for three months ended September 30, 2023 and September 30, 2022, and for the nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Net income (loss)	$109,603	$(86,972)
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$0.04	$(0.04)
Net income (loss) per share-diluted	$0.04	$(0.04)
Antidilutive employee stock options	—	—

	Nine Months Ended September 30,
	2023	2022
Net income (loss)	$110,960	$(433,010)
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$.05	$(0.18)
Net income (loss) per share-diluted	$.05	$(0.18)
Antidilutive employee stock options	—	—

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at September 30, 2023:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$3.80	123,000	2.05	$3.80	123,000	$3.80

The exercise price of all options granted through September 30, 2023 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued. As of September 30, 2023, the 2013 Plan had expired and no options for our common stock remain available for grant under the 2013 Plan.

No options were granted during the three months or during the nine months ended September 30, 2023.

No options were granted during the three months ended September 30, 2022. A total of 15,000 options were granted to two employees during the nine months ended September 30, 2022.

No options were exercised during the three months or during the nine months Ended September 30, 2023 and September 30, 2022.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share. All of our common stock is designated as no par value per share.
9

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

2023	$13,189
2024	53,738
2025	55,345
2026	57,000
2027 – 2031	1,068,642
Total	1,247,914
Less financing cost	(13,969)
Net term loan payable	1,233,945
Less current portion	(51,194)
Long term portion	$1,182,751

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of September 30, 2023, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $2,076,296 at September 30, 2023.

Regulatory Commitments. With respect to our LifeGuard® product, we are subject to regulation by the United States Food and Drug Administration ("FDA").  The FDA provides regulations governing the manufacture and sale of our LifeGuard® product, and we are subject to inspections by the FDA to determine our compliance with these regulations.  FDA inspections are conducted periodically at the discretion of the FDA.  On June 26, 2017, we were inspected by the FDA and no violations were issued. We are also subject to regulation by the DOT and by various state departments of transportation so far as our other products are concerned.  We believe that we are in substantial compliance with all known applicable regulations

6.  LINE OF CREDIT

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
10

7.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for (benefit from) income taxes consists of the following.

	Three Months Ended September 30,
	2023	2022
Federal statutory rate	$6,491	$(24,510)
Effect of:
State taxes, net of federal tax benefit	38,823	5,255
Other	(124,007)	(10,487)
Total	$(78,693)	$(29,742)

	Nine Months Ended September 30,
	2023	2022
Federal statutory rate	$6,997	$(120,495)
Effect of:
State taxes, net of federal tax benefit	36,525	25,224
Other	(121,162)	(45,508)
Total	$(77,640)	$(140,779)

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

The following sets forth information about the operations of the business segments for the three months ended September 30, 2023 and 2022.

	2023	2022
Product sales	$2,676,872	$2,007,652
Royalties	5,063	1,225
Products subtotal	2,681,935	2,008,877
Rentals	13,573	22,989
Total	2,695,508	2,031,866

Gross profit:
Product sales	1,123,942	775,122
Royalties	5,063	1,225
Products subtotal	1,129,005	776,347
Rentals	(9,614)	(8,432)
Total	1,119,391	767,915

Interest expense:
Product sales	8,488	7,344
Royalties	—	—
Products subtotal	8,488	7,344
Rentals	2,006	3,380
Total	10,494	10,724

Net income (loss) before taxes:
Product sales	37,467	(117,474)
Royalties	5,063	12,572
Products subtotal	45,230	(104,902)
Rentals	(11,620)	(11,812)
Total	$30,910	$(116,714)

The following sets forth information about the operations of the business segments for the nine months ended September 30, 2023 and 2022.

	2023	2022
Product sales	$7,056,638	$6,264,222
Royalties	23,419	40,437
Products subtotal	7,080,057	6,304,659
Rentals	60,351	67,867
Total	7,140,408	6,372,526

Gross profit:
Product sales	3,047,143	2,205,376
Royalties	23,419	40,437
Products subtotal	3,070,562	2,245,813
Rentals	26,700	27,626
Total	3,097,262	2,273,439

Interest expense:
Product sales	22,777	22,223
Royalties	—	—
Products subtotal	22,777	22,223
Rentals	8,542	10,228
Total	31,319	32,451

Net income (loss) before taxes:
Product sales	(8,257)	(631,624)
Royalties	23,419	40,437
Products subtotal	15,162	(591,187)
Rentals	18,158	17,398
Total	$33,320	$(573,789)

There were no intersegment revenues.

At September 30, 2023, $191,461 of our assets were used in the Rentals segment, with the remainder, $8,413,212, used in the Products and unallocated segments.

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

We intend to use the SpinDx™ technology platform, sometimes referred to as "Lab on a Disk", to develop a series of devices and tests that can be used at the roadside, in emergency rooms and in workplace testing to obtain a rapid and quantitative measure for a panel of drugs of abuse. The SpinDx reader is the base product capable of reading the current disks and with firmware updates will be able to read future disk offerings. Firmware updates will be distributed through a subscription model. The disks and sample collection kits are the consumables used by the product to produce a significant recurring revenue stream. Development of broader drug panels, improved accuracy, and sampling methods according to market demands is ongoing. The first test we intend to offer is the SpinDx device with disks for delta-9-THC detection from an oral fluid sample collected from a test subject. We anticipate that both quantitative and pass/fail disks will be made available, making this offering the only rapid quantitative test for delta-9-THC available on the market. Following this we expect to release a system based on our recently updated LX9 breathalyzer to collect a sample for analysis from breath, which, coupled with the SpinDx device, will complete our marijuana breathalyzer system.  We have improved the detection sensitivity for delta-9-THC as well as the robustness of the device. We are continuing to work on developing this system into a device that can be used for roadside testing, as well as other venues requiring fast response. We have committed additional personnel and new equipment resources to this effort, with the goal of placing beta test units in early 2024 with validation partners who have already been identified. We anticipate full commercialization to begin in 2024. Human trials have begun validating SpinDx detection of delta-9-THC at the detection limits of 10 ng/ml in real-world human samples. We intend to prioritize the acceleration of SpinDx even at the expense of short-term profitability, with research and development investments, including substantial validation testing, to be ongoing in 2023 and 2024. There is no assurance that our efforts to develop a marijuana breathalyzer will be successful or that significant sales will result from such development if successful.

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

Real Property

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 19,551 square feet are occupied by us and 2,774 square feet is currently leased to one tenant whose lease expires June 30, 2025. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to the other tenant.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. This loan was paid on September 30, 2021 with proceeds from a new term loan, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000 which matures in September 2031.

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

Results of Operations

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Net sales. Our product sales for the quarter ended September 30, 2023 were $2,676,872, an increase of 33% from $2,007,652 for the quarter ended September 30, 2022.  This increase is primarily attributable to selective price increases as well as an increase in demand in the current quarter. When royalties of $5,063 and rental income of $13,573 are included, total revenues of $2,695,508 increased by $663,642 or 33%, for the quarter ended September 30, 2023 when compared to the same quarter a year ago. Rental income decreased in the current quarter vs. the same quarter a year ago by $9,416 due to the expiration and non-renewal of the lease on 5,139 square feet on July 31, 2023, which we expect to utilize for internal purposes.

Gross profit.   Our total gross profit for the three months ended September 30, 2023 of $1,119,391 represented an increase of 46% from total gross profit of $767,915 for the same period a year earlier. This increase is primarily as a result of increased prices and higher volume. Cost of product sales increased from $1,232,530 in Q3 of 2022 to $1,552,930 in Q3 of 2023, or 26% as a result of increased volume in 2023. Gross profit margin on products went from 39% in Q3 of 2022 to 42% in Q3 of 2023 as a result of the foregoing factors.

Research and development expenses.  Our research and development expenses were $516,174 for the quarter ended September 30, 2023, representing an increase of 65% over the $313,092 in the same quarter a year ago. This increase is due in large part to our continuing emphasis on SpinDx and increased costs associated with its development.

Sales and marketing expenses.   Our sales and marketing expenses of $309,898 for the quarter ended September 30, 2023 were up by $41,383 (15%) over the $268,515 for the quarter ended September 30, 2022. The increase resulted from increased spending on trade shows and other costs associated with increased volume.

General and administrative expenses.   Our general and administrative expenses of $269,593 for the quarter ended September 30, 2023 decreased by $27,213 (9%) over the $296,806 in the same period a year ago, mostly due to the outsourcing of development of R.A.D.A.R. 300 to a third party in 2023.

Other income (expense).  Our interest income of $17,678 increased in Q3 of 2023 by $13,170 over $4,508 in Q3 of 2022 due to increased yield available on cash deposits. Our interest expense of $10,494 in the current quarter over $10,724 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income (loss).   We realized net income of $109,603 for the quarter ended September 30, 2023 compared to a net loss of $86,972 for the quarter ended September 30, 2022.  This increase of $196,575 was the result of the changes in gross profit and operating expenses discussed above, augmented in part by an increased benefit from income tax of $48,951. The benefit from income tax resulted from a revision of deferred income tax and the use of tax loss carryovers in filing amended Federal and State income tax returns for 2022, which was required as a result of the change in rules relating to research and development expense amortization.

For the nine months Ended September 30, 2023 compared to the nine months ended September 30, 2022.

Net sales. Our product sales for the nine months ended September 30, 2023 were $7,056,638, an increase of 13% from $6,264,222 for the same period ended September 30, 2022.  This increase is primarily attributable to selective price increases as well as an increase in demand. When royalties of $23,419 and rental income of $60,351 are included, total revenues of $7,140,408 increased by $767,882 or 12%, for the nine months ended September 30, 2023 when compared to the same nine months a year ago. Rental income decreased in the current nine month period vs. the nine months a year ago by $7,516 due to the expiration and non-renewal of the lease on 5,139 square feet on July 31, 2023, which we expect to utilize for internal purposes.

Gross profit. Our total gross profit for the nine months ended September 30, 2023 of $3,097,262 represented an increase of $823,823 (36%) from total gross profit of $2,273,439 for the same period a year earlier. This increase is primarily as a result of increased prices and higher volume, offset in part by decreased royalties of $17,018. Cost of product sales increased from $4,058,846 in 2022 to $4,009,495 in 2023, or 1%, partly as a result of lower depreciation and amortization in 2023. Gross profit margin on products went from 36% in 2022 to 44% in 2023 as a result of the foregoing factors.

Research and development expenses.  Our research and development expenses were $1,308,721 for the nine months ended September 30, 2023, representing an increase of 24% over the $1,056,026 in the same nine months a year ago. This increase is due in large part to our continuing emphasis on SpinDx and increased costs associated with its development.

Sales and marketing expenses.   Our sales and marketing expenses of $897,856 for the nine months ended September 30, 2023 were up by $76,035 (9%) over the $821,821 for the nine months ended September 30, 2022. The increase resulted from various increased spending on trade shows and other costs associated with increased volume.

General and administrative expenses.   Our general and administrative expenses of $872,724 for the nine months ended September 30, 2023 were down by $70,336 (8%) from the $943,060 in the same period a year ago, mostly due to stock option expense in 2022 vs. none in 2023 and to the outsourcing of development of R.A.D.A.R. 300 to a third party in 2023.

Other income (expense).  Our interest income of $46,678 increased in 2023 by $40,548 over $6,130 in 2022 due to increased yield available on cash deposits. Our interest expense of $31,319 in the current nine months over $32,451 in the same period a year ago is the result of the balance of the term loan on our building declining.

Net income (loss). We realized net income of $110,960 for the nine months ended September 30, 2023 compared to a net loss of $433,010 for the nine months ended September 30, 2022.  This increase of $543,970 was the result of the changes in gross profit and operating expenses discussed above, offset in part by a decreased benefit from income tax of $63,139. The change in the benefit from income tax resulted from a revision of deferred income tax and the use of tax loss carryovers in filing amended Federal and State income tax returns for 2022, which was required as a result of the change in rules relating to research and development expense amortization.

Trends and Uncertainties That May Affect Future Results

Revenues in the third quarter of 2023 were somewhat higher than revenues in 2022 as a result of selective price increases, as well as the continued diminishing effects of the Covid-19 pandemic. We believe the supply chain problems may be declining, and we expect the remainder of 2023 to show modest improvement over 2022.  We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues.

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

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado for a total purchase price of $1,949,139, of which we paid $368,033 in cash and financed the remaining $1,581,106 through a 10-year term loan from Bank of America bearing interest at 4.45% per annum (amended to 4% per annum in 2017), secured by a first-priority security interest in the property we acquired with the loan. The loan was paid on September 30, 2021 with proceeds from a new term loan, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000 which matures in September 2031. In connection with the original term loan, we obtained a one-year $250,000 revolving line of credit facility with Bank of America, which matured on October 31, 2015, was extended to June 30, 2018, then amended to increase the amount of the line to $750,000 and extend the maturity date to September 28, 2021, and has now expired and not been renewed.

Equipment and software purchased during the nine months ended September 30, 2023 was $21,611, compared to $201,870 in the same period a year ago. We filed patent applications at a cost to us of $1,404 in the nine months of 2023 and $1,687 in the nine months of 2022.

As of September 30, 2023, cash was $2,136,873, accounts receivable were $709,307 and current liabilities were $1,143,284 resulting in a net liquid asset amount of $1,702,896. We believe that the diminishing effect of the Covid-19 pandemic and the introduction of several new products during the last several years, along with new and on-going customer relationships will allow Lifeloc to operate profitably. If the requisite revenue levels are not achieved on a timely basis, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the quarter ended September 30, 2023 and for the quarter ended September 30, 2022, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the three months ended September 30, 2023 or during the three months ended September 30, 2022.  There were no sales of equity securities during the three months ended September 30, 2023 or during the three months ended September 30, 2022.

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

LIFELOC TECHNOLOGIES, INC.

November 8, 2023	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

November 8, 2023	By:	/s/ Michelle Heim
Date		Michelle Heim
Controller (Principal Accounting Officer)

 Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

