Form 10-K
period 2023-12-31
Lifeloc Technologies, Inc
filed 2024-04-01
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer  ☐                  Accelerated filer  ☐           Non-accelerated filer  ☒

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

As of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 379,692 shares of common stock held by non-affiliates of the issuer on such date was $835,322.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 2024:

Common Stock, no par value	2,454,116

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference: Items 10, 11, 13 and 14, and a portion of Item 12 of Part III are incorporated by reference from portions of the registrant's Definitive Proxy Statement for the 2024 Annual Shareholders' Meeting, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K (this "Annual Report") include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K, including, among other things, statements about:

•	our strategies,
•	expectations about new and existing products,
•	market demand,
•	acceptance of new and existing products,
•	technologies and opportunities,
•	market size and growth, and
•	return on investments in products and market,

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 1 "Business;" Part I, Item 1A "Risk Factors;" and Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are based on information available to us on the date of this document, and we assume no obligation to update such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. Readers of this Annual Report on Form 10-K are strongly encouraged to review the section entitled "Risk Factors".

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

In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product (“R.A.D.A.R.®”) from Track Group, Inc. (“TRCK”) for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence. We purchased the assets of R.A.D.A.R. 100 in 2017, knowing the product needed significant upgrading, which was essentially completed and released for sale several years later as R.A.D.A.R. 200. This product met with little market acceptance as a result of the underperformance of one feature, namely, the biometric identification confirmation. In order to meet certain SpinDx milepost commitments, and to optimally allocate resources, we withdrew R.A.D.A.R. 200 from the market in 2022. We have outsourced the development of R.A.D.A.R. 300 to a third party, which, if successful, will result in proof of concept showing that the above problem has been resolved.

In November 2019, we received approval from DOT for our LX9 and LT7 base unit alcohol breathalyzers. Both have been updated and both updated versions received DOT approval in December 2021.

Testers for Drugs of Abuse

In August 2016, we entered into an exclusive patent license agreement with Sandia Corporation, Albuquerque, NM, pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia’s patented SpinDx™ technology for the detection of drugs of abuse. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  The microfluidics disk with centrifugal concentration achieves a strong signal from trace concentrations in small samples that under best conditions can be quantified.  Sandia Corporation developed a prototype using the SpinDx™ technology under our Cooperative Research and Development Agreement. We received the first prototype in 2018, advanced the device for robustness and manufacturability, and are now in the process of commercializing the device. The SpinDx™ platform has the potential to improve real-time screening for a panel of high-abuse drugs, with the ability to efficiently measure relatively low concentrations of drugs such as cocaine, heroin, methamphetamine, fentanyl and other high-abuse drugs.

We intend to use the SpinDx™ technology platform, sometimes referred to as "Lab on a Disk", to develop a series of devices and tests that can be used at the roadside, in emergency rooms and in workplace testing to obtain a rapid and quantitative measure for a panel of drugs of abuse. The SpinDx reader is the base product, intended to be capable of reading the current disks and, with firmware updates, to be able to read future disk offerings. We anticipate that firmware updates will be distributed to customers through a subscription model. Because the disks and sample collection kits will be consumables used by the product, we expect them to produce a significant recurring revenue stream. Development of broader drug panels, improved accuracy, and sampling methods according to market demands is ongoing. The first test we intend to offer is the SpinDx device with disks for delta-9-THC detection from a saliva sample collected from a test subject. We anticipate that both quantitative and pass/fail disks will be made available, making this offering the only rapid quantitative test for delta-9-THC available on the market.

We have improved the detection sensitivity for delta-9-THC as well as the robustness of the device.  We are continuing to work on developing this system into a device that can be used for roadside testing, as well as other venues requiring fast response.  We have committed additional personnel and new equipment resources to this effort, with the goal of placing beta test units in 2024 with validation partners who have already been identified. We anticipate full commercialization to begin in 2025.  Human trials have begun validating SpinDx detection of delta-9-THC at the detection limits of 10 ng/ml in real-world human saliva samples.   We intend to prioritize the acceleration of SpinDx even at the expense of short-term profitability, with research and development investments, including substantial validation testing, to be ongoing in 2024.

We intend to expand our drug detection offerings based on the SpinDx technology platform.  Following the initial release of the saliva test system, we expect to release a system based on samples collected from blood and breath.  The breath sample collection will be accomplished with a collection device coupled with our LX9 breathalyzer.  After collection, the blood and breath samples will be analyzed on the SpinDx reader with a disk designed for the specific sample source be it saliva, blood or breath.

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

Real Property

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado.  The building consists of 22,325 square feet, of which 19,551 square feet are occupied by us and 2,774 square feet are currently leased to one tenant whose lease expires June 30, 2025. We intend to continue to lease the space we are not occupying, but in the future may elect to expand our own operations into space currently leased to the other tenant.  Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. This loan was paid on September 30, 2021 with proceeds from a new term loan, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000 which matures in September 2031.

Additional Areas of Interest

Consistent with our business goal of providing “near and remote sensing and monitoring” products and solutions, our acquisition strategy involves purchasing companies, development resources and assets that are aligned with our areas of interest and that can further aid in our entry into additional markets.  We expect to actively research and engage in the acquisition of resources that can expedite our entrance into new markets or strengthen our position in existing ones.

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

Our competition in the development of a marijuana breathalyzer includes Cannabix Technologies, Inc., a developer of marijuana and alcohol breathalyzer technologies for law enforcement, workplaces and laboratories that is working on developing delta-9 THC and alcohol screening devices, and Hound Labs, which is also developing a marijuana breathalyzer. Both competitors in this space have raised significant funds to develop their testing technology.

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

Research and Development

Lifeloc defines its business broadly to include "near and remote sensing and monitoring" applications in markets including those outside of traditional alcohol testing.  We believe that our future success depends to a large degree on our ability to conceive and develop improved alcohol detection and measurement products, as well as to identify attractive opportunities for growth outside of breath alcohol testing.  Accordingly, we expect to continue to invest in research and development.  We spent $1,835,164 and $1,385,927 during 2023 and 2022, respectively, on research and development, and on sustaining engineering. The amount spent in 2023 was $449,237 higher than the amount spent in 2022 due primarily to dedicating resources to commercializing SpinDx. We expect to continue to increase our emphasis on new product development efforts for existing and new markets with particular emphasis on developing the SpinDx™ technology.

Raw Materials and Principal Suppliers

A basic component of our instrument product line is the fuel cell, which we obtain from only a few suppliers.  We believe that our demand for this component is small relative to the total supply, and that the materials and services required for the production of our products are currently available in sufficient quantities and will be available for the foreseeable future.  However, there are relatively few suppliers of the high-quality fuel cells which our breathalyzers require.  Any sudden disruption to the supply of our fuel cells would pose a significant risk to our business. New sources of fuel cells are uncertain at this time and changes to our fuel cells require approval by the DOT, which, if not received, could have a material effect on our revenues.  While we have traditionally used only one supplier of fuel cells, we completed development of our own fuel cell assembly capability, using purchased sensors, in 2018. These Lifeloc-assembled fuel cells have been incorporated into breathalyzers which have been submitted to and approved by the DOT. Even with the approval of our own assembled fuel cells, we continue to purchase a portion of our total fuel cell requirements from our current supplier as necessary to meet the needs of the Company.

Supply chain disruptions experienced in 2023 have forced us to maintain larger inventories of certain items in order to accommodate longer lead times, particularly components sourced internationally.

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

We file for patents, copyrights and trademarks to protect our intellectual property rights to the extent practicable.  We hold the rights to four United States patents and have two United States patent applications pending or in preparation for filing, along with international patent applications on our portable breath alcohol testers. These patents have expiration dates ranging from January 2027 to February 2042. In 2017, we acquired seven United States patents and several active international patent applications in connection with our purchase of the R.A.D.A.R.® assets. The R.A.D.A.R.® patents and patent applications provide protection around the biometric identification methods used in the R.A.D.A.R.® devices along with a removable sampling chamber for maximum hygienics. R.A.D.A.R. 200 met with little market acceptance as a result of the underperformance of the biometric identification confirmation. In order to meet certain SpinDx milepost commitments, and to optimally allocate resources, we withdrew R.A.D.A.R. 200 from the market in 2022.

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

Employees

As of December 31, 2023, we had 37 full-time employees and 4 part-time employees.  We are not a party to any collective bargaining agreements.

Customers

Revenues from our largest customers, as a percentage of total revenues, for 2023 and 2022 were as follows:

	2023	2022
Customer A	9%	6%
Customer B	4%	6%
Customer C	2%	3%
All others	85%	85%
Total	100%	100%

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

We are also subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the Conforming Products List of Evidential Breath Alcohol Measurement Devices (the "CPL") published periodically in the Federal Register.  Law enforcement applications also require that portable breath testing instruments be included on the CPL.  Lifeloc's FC10, FC10Plus, FC20, FC20BT, EV30, and Phoenix® 6.0 and Phoenix®6.0BT are included on the CPL. Lifeloc’s LX9 and LT7 have received conformance letters from the DOT and are expected to appear in the next publication of the CPL.

We believe that we were in substantial compliance with the regulations described above as of December 31, 2023 for our products sold into these markets and states.

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

Human Capital Resources

As of December 31, 2023, we had 37 full-time employees and 4 part-time employees.  At Lifeloc Technologies, we promise to expand human possibility within our company and we work to attract and develop highly engaged people who can and want to do their best work. A culture of integrity is fundamental to Lifeloc’s core values, including a code of ethics. That applies to our principal executive officer, principal financial officer, principal accounting officer and all other directors and management personnel. This code of ethics prohibits corrupt acts, bribery and anticompetitive behavior. Employee training is used to reinforce our values companywide, with participation in trainings related to ethics, environment, health and safety responses at or near 100%. We make the safety and health of our employees a top priority. We strive for zero workplace injuries and illnesses and operate in a manner that recognizes safety as fundamental to Lifeloc being a great place to work. We invest in growth and development of our employees. We take pride in our culture and make every effort to promote from within. We offer workplace benefits to all full-time employees. Our comprehensive benefits include healthcare benefits, disability and life insurance benefits, paid time off, and leave programs. Lifeloc offers plans and resources to help employees meet future savings goals through retirement savings plans. We offer flextime, remote work, and part-time arrangements whenever business conditions permit. Productivity and continuous improvement are important components of our workplace culture.

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

We are currently investing significant resources in the development of our SpinDx product line, in an effort to be the first viable product to address the potential market opportunity for testers for drugs of abuse. Though we have made significant progress toward commercialization of our first product in this space, there is no assurance that our efforts will ultimately succeed or, if they do, that we will be able to capture a significant amount of market share.

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

Fifteen percent of our product sales in 2023 and 2022 were attributable to three customers, with whom we do not have long-term contracts.  If orders from those customers are not renewed, our revenues may be adversely affected.  Furthermore, at December 31, 2023, our accounts receivable balance included approximately $103,739 or 13% from one customer, $98,412 or 12% from a second customer, and $42,954, or 5%, from a third customer.

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

We are subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation.  The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules.  These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents.  Manufacturers submit devices to the DOT for testing and approval.  Instruments are tested according to their model specifications and, if passed, included on the CPL.  Law enforcement applications also require that portable breath testing instruments be included on the CPL. Lifeloc's FC10, FC10Plus, FC20, FC20BT, EV30, and Phoenix® 6.0 and Phoenix®6.0BT are included on the Conforming Products List of Evidential Breath Alcohol Measurement Devices (“CPL”).  Lifeloc’s LX9 and LT7 have received conformance letters from the DOT and are expected to appear in the next publication of the CPL. We believe that we were in substantial compliance with the regulations described above as of December 31, 2023 for our products sold into these markets and states.

The DOT has approved the alcohol monitoring products we currently sell in the United States.  However, further DOT approval may be required before we can domestically market additional alcohol monitoring products that we may develop in the future.  We may also seek to sell new drug-related products, or market current products for new uses, either of which could require us to obtain DOT approval to sell such products.  We may also be required to obtain regulatory approvals or licenses from other federal, state or local agencies or comparable agencies in other countries.

We may not continue to receive DOT approval of our current products or we may not obtain the necessary regulatory clearance, approvals or licenses for the marketing of any of our future products.  Also, we cannot predict the impact on our business of DOT regulations or determinations arising from future legislation or administrative action.  If we lose DOT permission to sell our current products or we do not obtain regulatory permission to sell our future products, our revenues would likely decline, harming our business.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products.  We maintain product liability insurance to cover us in the event of liability claims, and as of December 31, 2023, no such claims have been asserted or threatened against us.  However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including increased inflation, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, and the volatility of such market and economic conditions have increased as a result of the COVID-19 pandemic and the Russian invasion of Ukraine. The scope, duration and long-term impact of the COVID-19 pandemic and the Russian invasion are unknown at this time, so there can be no assurance how significant any deterioration in credit and financial markets and confidence in economic conditions will be and how long it may continue. Our general business strategy may be adversely affected by any such economic downturn, volatile geopolitical and business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon research and development plans. In addition, there is a risk that one or more of our current suppliers or other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Additionally, the price of our securities may be volatile as a result of a number of factors, including, but not limited to, the following:

•	our ability to successfully conceive and to develop new products and services to enhance the performance characteristics and methods of manufacture of existing products;

•	our ability to retain existing customers and customers' continued demand for our products and services;

•	the timing of our research and development expenditures and of new product introductions;

•	the timing and level of acceptance of new products or enhanced versions of our existing products;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance; and

•	outside news reports which may or may not accurately convey information about us, our products, our prospects and opportunities.

Our principal stockholder has significant voting power and may take actions that may not be in the best interests of other stockholders.

Vern D. Kornelsen, Chairman of our Board of Directors, Secretary, and Chief Financial Officer, beneficially owned approximately 77% of our outstanding common stock as of December 31, 2023.  Through this ownership, Mr. Kornelsen is able to control the composition of our Board and direct our management and policies. Accordingly, Mr. Kornelsen has the direct or indirect power to:

•	amend our bylaws and some provisions of our articles of incorporation; and

•	cause or prevent mergers, consolidations, sales of all or substantially all our assets or other extraordinary transactions.

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

We issue options to purchase shares of our common stock to compensate employees, consultants and directors or to raise capital.  Any such issuances will have the effect of further diluting the interest of the holders of our securities.

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

Item 1C.  Cybersecurity

Cybersecurity Risk Management and Strategy

We have not yet developed a cybersecurity risk management program, though we are in the process of assessing the potential risks. As of this time, we have determined that risks from cybersecurity threats have not materially affected and are not reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Audit Committee of the Board of Directors has oversight responsibility for risks to our company, including incidents related to cybersecurity threats.

Item 2.  Properties

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2023, we had 65 shareholders of record. Our common stock is not listed on an established public trading market. Since January 17, 2012, our stock has been quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our shares is LCTC. Trading in our common stock is limited and sporadic. Subject to the foregoing qualification, the following table sets forth the range of bid quotations for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2023	Bid Price	Fiscal 2022	Bid Price
1st Quarter	$1.55 – 2.30	1st Quarter	$3.61 – 5.60
2nd Quarter	$1.59 – 2.29	2nd Quarter	$3.40 – 5.60
3rd Quarter	$1.60 – 3.35	3rd Quarter	$2.75 – 4.00
4th Quarter	$2.21 – 3.15	4th Quarter	$2.15 – 3.35

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

Possibility of Operating Losses.  Over many of the past several years we have operated profitably; however, prior to that, and in 2021 through 2023, we incurred losses.  There is no assurance that we will not incur losses in any given quarter or year in the future.

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

 SpinDx

In August 2016 we entered into an exclusive patent license agreement with Sandia Corporation pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse. We believe this license agreement represents the beginning of a relationship that will become material to the Company in the near future. A prototype was built by Sandia under our Cooperative Research and Development Agreement and received in 2018, after which we commenced work on commercializing the device.

In 2023 we purchased SpinDx related test and other equipment totaling $0 and in 2022 $23,999. We are optimistic about the results of the work to date and expect market introduction later in 2024 and commercialization in 2025. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  The SpinDx™ platform has the potential to revolutionize real-time screening for a panel of high abuse drugs, with the ability to quickly and quantitatively measure very low concentrations of drugs such as cocaine, heroin, methamphetamine and others.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites. Resolving the psychoactive levels from metabolites is an important step in establishing impairment. We completed the upgrade of our base breathalyzer platform in 2019 (the LX9), and we remain committed to combining it with the SpinDx technology. If successful, this combination will result in a marijuana breathalyzer.

R.A.D.A.R.

On March 8, 2017, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Track Group Inc., a Delaware corporation. Pursuant to the terms and conditions of the Asset Purchase Agreement, we acquired certain assets comprised of: (1) handheld hardware device technology (the "R.A.D.A.R.® Mobile Devices"), designed to measure breath alcohol content of the user; and (2) software technology called R.A.D.A.R.® (Real-time Alcohol Detection and Reporting) Reporting Center designed to allow the Device to be configured and to capture and manage the data being returned from the Device (together with the Device, the "R.A.D.A.R.® Assets"). We purchased the assets of R.A.D.A.R. 100 knowing the product needed significant upgrading, which was essentially completed and released for sale several years later as R.A.D.A.R. 200. This product met with little market acceptance as a result of the underperformance of one feature. We withdrew R.A.D.A.R. 200 from the market and have outsourced the development of R.A.D.A.R. 300 to a third party, which, if successful, will result in proof of concept showing that the above problem has been resolved. Although there is no assurance of market acceptance, widespread adoption of the R.A.D.A.R.® Mobile Devices may provide an alternative to, and thus lower, incarceration rates through better offender monitoring.

Results of Operations

For the year ended December 31, 2023 compared to the year ended December 31, 2022.

Supply chain problems caused by Covid-19, as well as the other market impacts of Covid-19, were mostly resolved by the end of 2023, and the perceived need to monitor for the presence of alcohol reverted back to the level experienced previously. We maintained our reduced costs at their 2022 levels where possible, although inflation took its toll, increasing the cost of raw materials, labor, and freight. We continued and intensified our new product development efforts while maintaining the high level of customer service that has led to an excellent reputation for outstanding customer service. With the introduction of new products, we believe Lifeloc will again be profitable.

Net sales.

Our product sales for the year ended December 31, 2023 were $9,228,843, an increase of 11% from $8,350,463 for the same period a year ago.  This increase is primarily attributable to price increases and satisfying pent up demand. When royalties of $32,299 and rental income of $68,424 are included, total revenues of $9,329,566 increased by $847,573, or 10%, for the year ended December 31, 2023 when compared to the same 12 months a year ago. Rental income decreased by $22,432 due to electing not to renew or replace a lease for a portion of the space formerly occupied by a tenant, and royalties decreased by $8,375 due to a decrease in sales by royalty-paying customers.

Gross profit.

Gross profit for the year ended December 31, 2023 of $4,039,670 represented an increase of 31% from total gross profit of $3,074,951 for the year ended December 31, 2022, primarily as a result of recognizing a shorter life for the RADAR assets in 2022 vs. none in 2023, offset in part by decreased royalties in 2023. Cost of product sales decreased from $5,352,862 in the year ended December 31, 2022 to $5,260,338 in the same period in 2023, a decrease of $92,524 (2%). Gross profit margin on products increased to 43% in the year ended December 31, 2023 from 35.9% in the year ended December 31, 2022 primarily as a result of the decrease in costs.

Research and development expenses.

Research and development expenses were $1,835,164 for the year ended December 31, 2023, representing an increase of $449,237 (32%) over the $1,385,927 in the same period a year ago.  This increase resulted primarily from the addition of personnel, materials and outside contractors needed for our dedication of resources to SpinDx.

Sales and marketing expenses.

Sales and marketing expenses of $1,225,381 for the year ended December 31, 2023 were up by $102,855 (or 9%) from the $1,122,526 spent in the same period a year ago as a result of expanded marketing efforts, including attending trade shows following the decline of the pandemic and resolution of supply chain issues.

General and administrative expenses.

General and administrative expenses of $1,170,260 for the year ended December 31, 2023 versus $1,216,843 for the year ended December 31, 2022 were relatively unchanged as the decrease of $46,583 represented a decrease of 4% from a year ago.

Other income (expense).

We had an employee retention credit of $107,575 in the year ended December 31, 2022 vs. none in the year ended December 31, 2023. Interest income increased from $13,114 a year ago to $70,062 in 2023, as a result of higher yield availability. Interest expense of $41,566 in the year ended December 31, 2023 was down from $43,081 in the previous year as a result of the decrease in the interest rate on our new loan on our building. The total decrease as a result of the above items in the year ended December 31, 2023 was $58,463, or 75%, for the year ended December 31, 2022.

Net income (loss).

We realized net income of $205,614 for the year ended December 31, 2023 compared to a net loss of $455,757 for the year ended December 31, 2022. This increase of $661,371 was the result of the changes in gross profit, operating expenses and other income discussed above, which resulted in a loss before taxes of $162,639, or a decrease of $410,098 from the loss before taxes of $572,737 in 2022. After the benefit from taxes of $368,253 (versus a benefit from taxes of $116,980 a year ago), we realized net income of $205,614 compared to a net loss of $455,757 in 2022. This increased tax benefit resulted from capitalizing qualified research expenses of $1,744,892 in 2023 vs. $1,052,849 in 2022, which resulted in part in an increase in our deferred tax asset from $321,429 at December 31, 2022 to $806,652 at December 31, 2023, or $485,223 for the year ended December 31, 2023.

Trends and Uncertainties That May Affect Future Results

Revenues in the year 2023 were higher compared to revenues in 2022. We believe that the anticipated slowdown of the pandemic, along with continued increased sales efforts, may result in improved revenues in 2024 and beyond.  Inflationary pressures have affected our business in a number of ways, including increasing the cost of raw materials, labor, and freight. Our actions to mitigate the impact of inflation, including pre-ordering components in higher than usual quantities, sourcing new vendors and increasing prices have been somewhat successful.

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

Liquidity and Capital Resources

We compete in a highly technical, very competitive and, in most cases, price driven alcohol testing marketplace, where products can take years to develop and introduce to distributors and end users.  Furthermore, manufacturing, marketing and distribution activities are regulated by the DOT and other regulatory bodies that, while intended to enhance the ultimate quality and functionality of products produced, can contribute to the cost and time needed to maintain existing products and develop and introduce new products.

Except for normal operating contractual commitments and purchase orders, we do not have any material contractual commitments requiring settlement in the future. See "Note 5 – Commitments and Contingencies" to our Financial Statements in Part II - Item 8.

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

As of December 31, 2023, cash and cash equivalents was $1,766,621, trade accounts receivable were $812,126 and current liabilities were $1,149,337 resulting in net liquid assets of $1,429,410. We believe that the diminishing of the Covid-19 pandemic, the resolution of supply chain issues, and the introduction of several new products during the last several years, along with new and on-going customer relationships will allow Lifeloc to operate profitably. If the revenue levels during the last several years prior to 2020 do not continue to recover in a timely manner, if inflationary pressures are not contained, or if the development of SpinDx takes longer than expected, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

Equipment expenditures, consisting of updated production equipment and SpinDx related equipment, during FY 23 were $6,811 compared to $213,206 for FY 22, a decrease of $206,395. We incurred patent application costs in preparation for filing of $1,404 in 2023 versus $9,370 in 2022. Expired and fully amortized patents of $13,758 were removed from our financial statements in 2022 vs. none in 2023. As development of SpinDx progresses, and as normal wear and tear of equipment occurs, we expect to incur outlays for equipment and patent filings in 2024 and beyond.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the year ended December 31, 2023 and for the year ended December 31, 2022, warranty costs were not deemed significant.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years (three years for software and technology licenses).  We use the declining method of depreciation for property, including space modifications, and the straight line method for software and technology licenses. We purchased all of the assets of STS, an online education company, in 2014, which consisted of training courses that are amortized over 15 years using the straight line method.  In October 2014, we purchased our building. A majority of the cost of the building is depreciated over 39 years using the straight line method. In addition, based on the results of a third party analysis, a portion of the cost was allocated to components integral to the building.  Such components are depreciated over 5 and 15 years, using the declining method.  The R.A.D.A.R.® software and patents that were purchased in March 2017 were originally set to amortize over 15 years using the straight line method, but in 2022 we accelerated the amortization of the remaining cost to fully amortize the assets by December 31, 2023. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Lifeloc Technologies, Inc. (the Company) as of December 31, 2023, and the related statement of income, stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2022, were audited by other auditors whose report dated March 10, 2023, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

April 1, 2024

We have served as the Company’s auditor since 2023.

Los Angles, CA 90067

PCAOB ID Number 6580

LIFELOC TECHNOLOGIES, INC.
Balance Sheets

ASSETS

	December 31, 2023	December 31, 2022
CURRENT ASSETS:
Cash	$1,766,621	$2,352,754
Accounts receivable, net	812,126	627,919
Inventories, net	3,024,834	2,732,463
Employee retention credit receivable	0	107,575
Prepaid expenses and other	105,967	58,203
Total current assets	5,709,548	5,878,914

PROPERTY, PLANT AND EQUIPMENT
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection and Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	1,154,803	1,147,992
Training courses	432,375	432,375
Office equipment, software and space modifications	216,618	216,618
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	480,684	480,684
Less accumulated depreciation	(3,326,837)	(3,072,961)
Total property and equipment, net	2,000,174	2,247,239

OTHER ASSETS:
Patents, net	64,439	69,679
Deposits and other	111,157	500
Deferred taxes	806,652	321,429
Total other assets	982,248	391,608

Total assets	$8,691,970	$8,517,761

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$402,231	$413,957
Term loan payable, current portion	51,588	50,028
Income taxes payable	44,952	0
Contract liabilities	195,719	201,031
Accrued expenses	329,311	344,944
Deferred revenue, current portion	79,036	80,222
Reserve for warranty expense	46,500	46,500
Total current liabilities	1,149,337	1,136,682

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,170,243	1,219,677

DEFERRED REVENUE, net of current portion	11,565	6,191
Total liabilities	2,331,145	2,362,550

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,454,116 shares outstanding	4,668,014	4,668,014
Retained earnings	1,692,811	1,487,197
Total stockholders' equity	6,360,825	6,155,211

Total liabilities and stockholders' equity	$8,691,970	$8,517,761

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Statements of Income

	Years Ended December 31
REVENUES:	2023	2022
Product sales	$9,228,843	$8,350,463
Royalties	32,299	40,674
Rental income	68,424	90,856
Total	9,329,566	8,481,993

COST OF SALES	5,289,896	5,407,042

GROSS PROFIT	4,039,670	3,074,951

OPERATING EXPENSES:
Research and development	1,835,164	1,385,927
Sales and marketing	1,225,381	1,122,526
General and administrative	1,170,260	1,216,843
Total	4,230,805	3,725,296

OPERATING INCOME (LOSS)	(191,135)	(650,345)

OTHER INCOME (EXPENSE):
Employee retention credit	0	107,575
Interest income	70,062	13,114
Interest expense	(41,566)	(43,081)
Total	28,496	77,608

NET INCOME (LOSS) BEFORE PROVISION FOR TAXES	(162,639)	(572,737)

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	368,253	116,980

NET INCOME (LOSS)	$205,614	$(455,757)

NET INCOME (LOSS) PER SHARE, BASIC	$0.08	$(0.19)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.08	$(0.19)

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Statements of Stockholders' Equity

	Years Ended December 31,
	2023	2022
Total stockholders' equity, beginning balances	$6,155,211	$6,593,766

Common stock (no shares issued during periods):
Beginning balances	4,668,014	4,650,812
Stock based compensation expense related to stock options	—	17,202
Ending balances	4,668,014	4,668,014

Retained earnings:
Beginning balances	1,487,197	1,942,954
Net income (loss)	205,614	(455,757)
Ending balances	1,692,811	1,487,197

Total stockholders' equity, ending balances	$6,360,825	$6,155,211

 See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Statements of Cash Flows

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2023	2022
Net income (loss)	$205,614	$(455,757)
Adjustments to reconcile net income to net cash provided from (used in) operating activities-
Depreciation and amortization	264,824	632,418
Provision for inventory obsolescence, net change	—	214,156
Deferred taxes, net change	(485,223)	(116,980)
Stock based compensation expense related to stock options	—	17,202
Changes in operating assets and liabilities-
Accounts receivable	(184,207)	(65,827)
Inventories	(292,371)	(277,830)
Employee retention credit and income taxes receivable	107,575	(107,575)
Prepaid expenses and other	(47,764)	(1,306)
Deposits and other	(110,657)	162,980
Accounts payable	(11,726)	(32,028)
Customer deposits	(5,312)	30,079
Federal and State income taxes payable	44,952	—
Accrued expenses	(15,633)	46,414
Deferred revenue	4,188	8,379
Net cash provided from (used in) operating activities	(525,740)	54,325

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(6,811)	(213,206)
Patent filing expense	(1,404)	(9,370)
Net cash (used in) investing activities	(8,215)	(222,576)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Principal payments made on term loan	(52,178)	(50,663)
Net cash provided from (used in) financing activities	(52,178)	(50,663)

NET INCREASE (DECREASE) IN CASH	(586,133)	(218,914)

CASH, BEGINNING OF PERIOD	2,352,754	2,571,668

CASH, END OF PERIOD	$1,766,621	$2,352,754

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$37,262	$38,777

Cash paid for income tax	$72,996	$—

 See accompanying notes

LIFELOC TECHNOLOGIES, INC.

Notes to Financial Statements

December 31, 2023 and 2022

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

Debt Issuance Costs.  In 2016, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03").  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  Deferred loan costs are amortized over the 20-year life of the term loan on a straight line basis, which approximates the effective interest method.  Total debt amortization during the years ended December 31, 2023 and 2022 was $4,304 and $4,304 respectively, and is included within interest expense on the statements of income.

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

Concentration of Credit Risk.   Financial instruments with significant credit risk include cash and accounts receivable.  The amount of cash on deposit with one financial institution exceeded the $250,000 federally insured limit at December 31, 2023 by $250,976 and by $860,635 at a second financial institution. However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

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

Years Ended December 31	2023	2022
Balance, beginning of year	$5,000	$5,000
Provision (reduction) for estimated losses	(5,090)	297
Recovery (write-off) of uncollectible accounts	5,090	(297)
Balance, end of year	$5,000	$5,000

The net accounts receivable balance at December 31, 2023 of $812,126 included an account from one customer of $103,739 (13%), $98,412 (12%) from a second customer, $42,954 from a third customer (5%), and no more than 5% from any other single customer. The net accounts receivable balance at December 31, 2022 of $627,919 included an account from one customer of $71,522 (13%), $57,500 from a second customer (10%), and no more than 3% from any other single customer.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At December 31, 2023 and December 31, 2022, inventory consisted of the following:

	2023	2022
Raw materials & deposits	$2,696,659	$2,509,661
Work-in-process	26,269	52,642
Finished goods	671,062	539,316
Total gross inventories	3,393,990	3,101,619
Less reserve for obsolescence	(369,156)	(369,156)
Total net inventories	$3,024,834	$2,732,463

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended December 31	2023	2022
Balance, beginning of year	$369,156	$155,000
Provision for estimated obsolescence	46,589	269,837
Write-off of obsolete inventory	(46,589)	(55,681)
Balance, end of year	$369,156	$369,156

Property, Plant and Equipment.   Property, plant and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years; three years for software and technology licenses; 15 years for space modifications and for training courses; 39 years for the cost of the building we purchased in October 2014. The R.A.D.A.R.® software and patents that were purchased in March 2017 were originally set to amortize over 15 years using the straight line method, but in 2022 we accelerated the amortization of the remaining cost to fully amortize the assets by December 31, 2023.  We utilize the declining method of depreciation for property, equipment and space modifications, and the straight-line method of depreciation for software, training courses, and the building, due to the expected usage of these assets over time. These methods are expected to continue throughout the life of the assets.  Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.  Depreciation expense for the years ended December 31, 2023 and 2022 was $253,876 and $553,995 respectively.

Long-Lived Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.  No impairments were recorded for the years ended December 31, 2023 and 2022 respectively.

Patents.   The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (20 years for utility patents in the United States, and 14 years for design patents).  Amortization expense, including impairments, for the years ended December 31, 2023 and 2022, was $6,644 and $74,120 respectively.  Amortization expense for each of the next 5 years is estimated to be $6,644 per year.  Capitalized costs are expensed if patents are not granted.  We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. No impairments were included in amortization expense for the years ended December 31, 2023 and 2022 respectively.  A summary of our patents at December 31, 2023 and 2022 is as follows:

	2023	2022
Patents issued	$191,871	$191,871
Patent applications filed and in process	26,558	25,154
Accumulated amortization	(153,990)	(147,346)
Total net patents	$64,439	$69,679

Deposits and Other Assets.   We include equipment not yet placed in service with deposits.

Customer Deposits. We include customer pre-payments on future orders and tenant security deposits in customer deposits, as shown below. Customer pre-payments are reclassified as revenue when orders are shipped. Tenant security deposits are refunded to tenant upon expiration of lease.

	Total	Customer Pre-Payments	Tenant Security Deposits
Balance, December 31, 2021	$170,952	$161,077	$9,875
Increase (decrease)	30,079	30,079	—
Balance, December 31, 2022	201,031	191,156	9,875
Increase (decrease)	(5,312)	2,563	(7,875)
Balance, December 31, 2023	$195,719	$193,719	$2,000

Accrued Expenses.  We have accrued various expenses in our December 31 balance sheets, as follows.

	2023	2022
Compensation	$218,572	$205,422
Property and other taxes	75,634	73,892
Rebates	35,105	65,630
Total accrued expenses	$329,311	$344,944

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

Years Ended December 31	2023	2022
Balance, beginning of year	$46,500	$46,500
Provision for estimated warranty claims	28,191	37,092
Claims made	(28,191)	(37,092)
Balance, end of year	$46,500	$46,500

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  For the years ended December 31, 2023 and 2022, we did not have any significant interest or penalties or any significant uncertain tax positions.

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

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below.

	Year Ended December 31,
Product sales:	2023	2022
Product sales and supplies	$8,359,687	$7,632,716
Training, certification and data recording	785,209	651,128
Service plans and equipment rental	83,947	66,619
Product sales subtotal	9,228,843	8,350,463
Royalties	32,299	40,674
Rental income	68,424	90,856
Total revenues	$9,329,566	$8,481,993

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

Recently Issued Accounting Pronouncements.   In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 became effective for fiscal years beginning after December 15, 2019, excluding smaller reporting entities, which became effective for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 beginning January 1, 2023 which did not have a significant impact on our allowance for uncollectible amounts for accounts receivable.

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

Stock-based compensation expense recognized under ASC 718 for years 2023 and 2022 was $0 and $17,202 respectively.  Stock-based compensation expense related to employee stock options under ASC 718 is allocated to General and Administrative Expense when incurred.

Segment Reporting.   We have concluded that we have two operating segments, including our primary business which is as a developer, manufacturer and marketer of portable hand-held breathalyzers and related accessories, supplies and education.  As a result of purchasing our building on October 31, 2014, we have a second segment consisting of renting portions of our building to one tenant, whose lease expires on June 30, 2025.

Basic and Diluted Income and Loss per Common Share.  Net income or loss per share is calculated in accordance with ASC Topic 260, Earnings Per Share ("ASC 260").  Under the provisions of ASC 260, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive.  Dilution from potential common shares outstanding at December 31, 2023 and 2022 was $0.00 and $0.00 per share, respectively.

Wholly Owned Subsidiary.  On June 1, 2022, we formed a wholly-owned subsidiary, Probation Tracker, Inc., a Colorado corporation (“PTI”) and capitalized it with $61,353 in exchange for 613,530 shares of PTI common stock. PTI had no activity during the three months ended September 30, 2022. In August 2022, we filed a Form 10 with the Securities and Exchange Commission in anticipation of distributing all of the 613,530 shares of common stock to our shareholders as a stock dividend. In September, 2022, this Form 10 was withdrawn, and the plan to distribute the PTI shares was canceled. The $61,353 of cash was withdrawn and PTI was deactivated. We have entered into a consulting agreement with a third party to work on developing proof of concept showing that R.A.D.A.R. 300 is feasible.

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

The following table presents the calculation of basic and diluted net income per common share:

	Years Ended December 31,
	2022	2022
Net income (loss)	$205,614	$(455,757)
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$0.08	$(0.19)
Net income (loss) per share-diluted	$0.08	$(0.19)
Antidilutive employee stock options	—	—

4.  STOCKHOLDERS' EQUITY

Stock Option Plan.   In January 2013, we adopted our 2013 Stock Option Plan (the "2013 Plan") to promote the Company's and its stockholders' interests by helping us to attract, retain and motivate our key employees and associates. Under the terms of the 2013 Plan, our Board of Directors (the "Board") can grant either "nonqualified" or "incentive" stock options, as defined by the Internal Revenue Code and related regulations. The purchase price of the shares subject to a stock option is the fair market value of our common stock on the date the stock option is granted.  Generally, all stock options must be exercised within five years from the date granted. No common shares are reserved for issuance under the 2013 Plan as it has expired. The 2013 Plan was approved by our shareholders at their regular annual meeting on April 1, 2013.

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

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended December 31, 2023 and 2021 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2021	98,750	$5.95
Granted	20,500	3.80
Exercised	—	—
Forfeited/expired	(6,250)	—
BALANCE AT DECEMBER 31, 2022	113,000	$4.09
Granted	15,000	3.80
Exercised	—	—
Forfeited/expired	(5,000)	—
BALANCE AT DECEMBER 31, 2023	123,000	3.80

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2023:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
3.80	123,000	2.55	$3.80	123,000	$3.80

The exercise price of all options granted through December 31, 2023 has been equal to or greater than the fair market value as of the date of grant, as determined by the Board.  As of December 31, 2023, no options for our common stock remain available for grant under the 2013 Plan as it has expired.

The provisions of ASC 718-10-55 require the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values.  Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model.  The BSM option pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk free interest rate and expected dividends.  For the options granted in 2022, the pricing model assumptions were: risk-free interest rate .88%, expected life 5 years, expected volatility 23%, expected dividend rate 0%. For the options granted in 2021, the pricing model assumptions were: risk-free interest rate .85%, expected life 5 years, expected volatility 24%, expected dividend rate 0%. Applying these assumptions resulted in a fair value of $0 and $17,202 in 2023 and 2022 respectively, all of which was charged against operations with a corresponding credit to capital. Unvested options were credited against operations, which resulted in total share-based compensation cost of $0 and $17,202 for the years ended December 31, 2023 and 2022 respectively.

No options were exercised during the years ended December 31, 2023 and 2022.

The total number of authorized shares of common stock continues to be 50,000,000 with no change in the par value per share.

5.  COMMITMENTS AND CONTINGENCIES

Mortgage Expense. We purchased our facilities in Wheat Ridge, Colorado on October 31, 2014 for $1,949,139 and took out a term loan secured by a first mortgage on the property in the amount of $1,581,106 with Bank of America for a portion of the purchase price.  Effective June 30, 2016 the note was amended to revise the interest rate from 4.45% to 4.00% per annum.  This loan was paid on September 30, 2021 with proceeds from a new term loan also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000, which matures in September, 2031.

The new note is payable in 119 equal monthly installments of $7,453, including interest, plus a final payment of $773,727 (excluding interest) on September 30, 2031.  Our minimum future principal payments on this term loan, by year, are as follows:

2024	$53,738
2025	55,345
2026	57,000
2027	58,704
2028	60,460
2029 – 2031	949,478
Total	1,234,725
Less financing cost	(12,894)
Net term loan payable	1,221,831
Less current portion	(51,588)
Long term portion	$1,170,243

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of December 31, 2023 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $2,093,392 at December 31, 2023.

Regulatory Commitments. We are subject to certain regulations of the United States Department of Transportation and various state departments of transportation.  We believe that we are in substantial compliance with all known applicable regulations.

6.  INCOME TAXES

We account for income taxes under ASC 740, which requires the use of the liability method.  ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. We filed an amended 2022 return in 2023, in which we reported a profit for tax purposes of $658,621. The net operating loss carryback that resulted from carrying back our 2020 loss pursuant to the CARES Act has been eliminated. The Federal General Business Credit earned in 2022 of $88,190, together with the carryover of $250,767, was decreased by $109,982, making $228,975 available for 2023. In 2023 we reported taxable income of $1,162,197 and earned additional credit of $118,418, on which tax of $54,765 is due after applying $189,296 of the total available credit of $347,393. The credit available for 2024 is $158,097.

Our income tax benefit provision is summarized below:

Years Ended	December 31, 2023	December 31, 2022
Current:
Federal	$(83,093)	$—
State	(33,877)	—
Total current expense	(116,970)	—
Deferred:
Federal	421,753	116,994
State	63,470	(14)
Total deferred benefit	485,223	116,980
Total benefit	$368,253	$116,980

The State provision of $14 in 2022 results from providing an estimated reserve for unusable loss carryovers.

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit provision for income taxes consists of the following:

Years Ended	December 31, 2023	December 31, 2022
Federal statutory rate	$34,154	$120,275
Effect of:
State taxes, net of federal tax benefit	37,741	(14)
Deferred tax benefit	485,223	116,994
Capitalizing research & development expenses	(374,004)	(198,988)
Other	185,139	78,713
Total benefit provision	$368,253	$116,980

The components of the deferred tax asset are as follows:

Current Deferred Tax Assets:	December 31, 2023	December 31, 2022
Bad debt reserve	$1,270	$1,275
Inventory reserve	93,766	94,135

RADAR asset amortization	68,722	77,441

R&D capitalized on tax return, not on books	586,080	—

Accrued vacation	21,989	21,028
Deferred income	23,014	22,036
Warranty reserve	11,811	11,858
Federal and State net operating loss carry forward	—	90,496
Total	$806,652	$318,269

Our income tax returns are no longer subject to Federal or state tax examinations by tax authorities for years before 2017.

7.  LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at December 31, 2023 or December 31, 2022, and therefore made no accruals for legal proceedings in either 2023 or 2022.

8.  MAJOR CUSTOMERS/SUPPLIERS

We depend on sales that are generated from our customers' ongoing usage of alcohol testing instruments.

One customer contributed 9% ($790,495) to our product sales in 2023, a second customer contributed 4% ($405,003), a third customer contributed 2% ($201,163), and no other customer contributed more than 2%. One customer contributed 6% ($532,048) to our total sales in 2022, a second customer contributed 6% ($486,630), a third customer contributed 3% ($287,098), and no other customer contributed more than 3%. In making this determination, we considered the federal government, state governments, local governments, and foreign governments each as a single customer.

In 2022, we depended upon three vendors for approximately 28% of our purchases (three vendors and 26% respectively in 2022).

9.  DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We have adopted a 401(k) Profit Sharing Plan ("401(k) Plan") which covers all full-time employees who have completed 3 months of full-time continuous service and are age eighteen or older. Participants may defer up to 100% of their gross pay up to 401(k) Plan limits.  Participants are immediately vested in their contributions.  We make monthly discretionary matching contributions of 3% of the total payroll of the participating employees.  In 2023 and 2022 we contributed $64,608 and $58,044 respectively.  The participants vest in Company contributions based on years of service, with a participant fully vested after six years of credited service.

10. BUSINESS SEGMENTS

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

The following sets forth information about the operations of the business segments for the years ended December 31, 2023 and 2022.

	2023	2022
Product sales	$9,228,843	$8,350,463
Royalties	32,299	40,674
Products subtotal	9,261,142	8,391,137
Rentals	68,424	90,856
Total	$9,329,566	$8,481,993

Gross profit:
Product sales	$3,968,505	$2,997,601
Royalties	32,299	40,674
Products subtotal	4,000,804	3,038,275
Rentals	38,866	36,676
Total	$4,039,670	$3,074,951

Interest expense:
Product sales	$31,648	$29,509
Royalties	—	—
Products subtotal	31,648	29,509
Rentals	9,918	13,572
Total	$41,566	$43,081

Net income (loss) before taxes:
Product sales	$(223,886)	$(636,515)
Royalties	32,299	40,674
Products subtotal	(191,587)	(595,841)
Rentals	28,948	23,104
Total	$(162,639)	$(572,737)

There were no intersegment revenues.

At December 31, 2023, $185,549 of our assets were used in the Rentals segment, with the remainder, $8,506,421, used in the Products and unallocated segments.

Future rental income and related expenses will depend on whether existing leases are renewed. Minimum base rents for leases in place at December 31, 2023 are scheduled to be $32,778 in 2024.

11.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the "Exchange Act").  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Internal Control over Financial Reporting

(a)	Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2014.  Based on our evaluation under the framework in Internal Control-Integrated Framework issued by the COSO in 2014, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

(c)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the fiscal years ended December 31, 2023 and December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2024 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2023.

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2024 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2023.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2024 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2023.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	123,000	$3.80	—
Equity compensation plans not approved by security holders	—	—	—
Total	123,000	$3.80	—

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2024 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2023.

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2024 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2023.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our financial statements are provided under Item 8 of this Annual Report.

(b) The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
3.12	Amended and Restated Bylaws of Lifeloc Technologies, Inc., dated as of March 31, 2017 (3)
4.1	Form of Certificate representing Common Stock (1)
10.1	Form of Standard Distribution Agreement (1)
10.2†	2013 Stock Option Plan (2)
10.3†	Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated October 5, 2018(3)
31.1*	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2*	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1) Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.

(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(3) Incorporated by reference to our Current Report on Form 8-K filed October 10, 2017.

*   Filed herewith.

†   Indicates a management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2024

LIFELOC TECHNOLOGIES, INC.

By:	/s/ Wayne R. Willkomm
Wayne R. Willkomm, Ph.D.
Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne R. Willkomm	April 1, 2024
Wayne R. Willkomm, Ph.D.
Chief Executive Officer and President (Principal Executive Officer) Director

/s/ Vern D. Kornelsen	April 1, 2024
Vern D. Kornelsen
Chief Financial Officer (Principal Financial Officer) Director

/s/ Michelle Heim	April 1, 2024
Michelle Heim Controller (Principal Accounting Officer)

/s/ Robert Greenlee	April 1, 2024
Robert Greenlee Director

/s/ Michael J. Kornelsen	April 1, 2024
Michael J. Kornelsen, D.M.A. Director

/s/ Donald E. Siecke	April 1, 2024
Donald E. Siecke Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated as of December 29, 1983 (1)
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986 (1)
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986 (1)
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988 (1)
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991 (1)
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993 (1)
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992 (1)
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997 (1)
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998 (1)
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994 (1)
3.11	Bylaws (1)
3.12	Amended and Restated Bylaws of Lifeloc Technologies, Inc., dated as of March 31, 2017 (3)
4.1	Form of Certificate representing Common Stock (1)
10.1	Form of Standard Distribution Agreement (1)
10.2†	2013 Stock Option Plan (2)
10.3†	Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated October 5, 2018 (3)
31.1*	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2*	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

(1) Incorporated by reference to our Registration Statement on Form 10-12G, filed on March 31, 2011.

(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(3) Incorporated by reference to our Current Report on Form 8-K filed October 10, 2017.

*   Filed herewith.

†   Indicates a management contract or compensatory plan or arrangement.