Form 10-Q
period 2024-03-31
Lifeloc Technologies, Inc
filed 2024-05-15
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at March 31, 2024)

LIFELOC TECHNOLOGIES, INC.

 FORM 10-Q

 For the Three Months Ended March 31, 2024

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.

Balance Sheets

ASSETS
	March 31, 2024 (Unaudited)	December 31, 2023
CURRENT ASSETS:
Cash	$1,031,540	$1,766,621
Accounts receivable, net	756,907	812,126
Inventories, net	3,017,505	3,024,834
Prepaid expenses and other	266,956	105,967
Total current assets	5,072,908	5,709,548

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	1,154,803	1,154,803
Training courses	432,375	432,375
Office equipment, software and space modifications	233,190	216,618
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	522,542	480,684
Less accumulated depreciation	(3,375,026)	(3,326,837)
Total property and equipment, net	2,010,415	2,000,174

OTHER ASSETS:
Patents, net	84,327	64,439
Deposits and other	265,169	111,157
Deferred taxes	895,551	806,652
Total other assets	1,245,047	982,248

Total assets	$8,328,370	$8,691,970

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$556,160	$402,231
Term loan payable, current portion	51,985	51,588
Income taxes payable	—	44,952
Customer deposits	178,052	195,719
Accrued expenses	175,916	329,311
Deferred revenue, current portion	76,247	79,036
Reserve for warranty expense	46,500	46,500
Total current liabilities	1,084,860	1,149,337

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,157,635	1,170,243

DEFERRED REVENUE, net of current portion	8,856	11,565
Total liabilities	2,251,351	2,331,145

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,454,116 shares outstanding	4,668,014	4,668,014
Retained earnings	1,409,005	1,692,811
Total stockholders' equity	6,077,019	6,360,825

Total liabilities and stockholders' equity	$8,328,370	$8,691,970

See attached notes.

LIFELOC TECHNOLOGIES, INC

Condensed Statements of Income (Unaudited)

	Three Months Ended March 31,
REVENUES:	2024	2023
Product sales	$2,134,434	$2,133,359
Royalties	10,936	8,206
Rental income	8,073	22,989
Total	2,153,443	2,164,554

COST OF SALES	1,318,136	1,229,127

GROSS PROFIT	835,307	935,427

OPERATING EXPENSES:
Research and development	555,599	396,766
Sales and marketing	345,009	287,883
General and administrative	314,926	319,015
Total	1,215,534	1,003,664

OPERATING INCOME (LOSS)	(380,227)	(68,237)

OTHER INCOME (EXPENSE):
Interest income	17,672	9,800
Interest expense	(10,150)	(10,535)
Total	7,522	(735)

NET (LOSS) BEFORE PROVISION FOR TAXES	(372,705)	(68,972)

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	88,899	15,184

NET INCOME (LOSS)	$(283,806)	$(53,788)

NET INCOME (LOSS) PER SHARE, BASIC	$(0.12)	$(0.02)

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.12)	$(0.02)

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

See attached notes

 Lifeloc Technologies, Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

	Three Months Ended March 31,
	2024	2023
Total stockholders' equity, beginning balances	$6,360,825	$6,115,211

Common stock (no shares issued during periods):
Beginning balances	4,668,014	4,668,014
Ending balances	4,668,014	4,668,014

Retained earnings:
Beginning balances	1,692,811	1,487,954
Net income (loss)	(283,806)	(53,788)
Ending balances	1,409,005	1,433,409

Total stockholders' equity, ending balances	$6,077,019	$6,101,423

See attached notes

 LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2024	2023
Net (loss)	(283,806)	(53,788)
Adjustments to reconcile net income to net cash provided from (used in) operating activities-
Depreciation and amortization	51,085	72,490
Provision for inventory obsolescence, net change	17,500	—
Deferred taxes, net change	(88,899)	(15,184)
Changes in operating assets and liabilities-
Accounts receivable	55,219	84,089
Inventories	(10,171)	(130,416)
Prepaid expenses and other	(160,989)	(155,863)
Deposits and other	(154,012)	—
Accounts payable	153,929	88,806
Income taxes payable	(44,952)	—
Customer deposits	(17,667)	(11,884)
Accrued expenses	(153,395)	(157,567)
Deferred revenue	(5,498)	(6,689)
Net cash provided from (used in) operating activities	(641,656)	(286,006)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(58,430)	—
Patent filing expense	(21,708)	(1,404)
Net cash (used in) investing activities	(80,138)	(1,404)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Principal payments made on term loan	(13,287)	(12,900)
Net cash provided from (used in) financing activities	(13,287)	(12,900)

NET INCREASE (DECREASE) IN CASH	(735,081)	(300,310)

CASH, BEGINNING OF PERIOD	1,766,621	2,352,754

CASH, END OF PERIOD	$1,031,540	$2,052,444

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$9,073	$9,459

Cash paid for income tax	$6,440	$—

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of March 31, 2024 and December 31, 2023, and the results of operations and cash flows for the quarters ended March 31, 2024 and March 31, 2023. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2023 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At March 31, 2024 and December 31, 2023, inventory consisted of the following:

	2024	2023
Raw materials & deposits	$2,774,784	$2,696,659
Work-in-process	17,331	26,269
Finished goods	612,046	671,062
Total gross inventories	3,404,161	3,393,990
Less reserve for obsolescence	(386,656)	(369,156)
Total net inventories	$3,017,505	$3,024,834

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
8

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below for the three months ended March 31, 2024 and March 31, 2023.

Product sales:	2024	2023
Product sales and supplies	$1,911,824	$1,900,828
Training, certification and data recording	204,059	211,249
Service plans and equipment rental	18,551	21,282
Product sales subtotal	2,134,434	2,133,359
Royalties	10,936	8,206
Rental income	8,073	22,989
Total revenues	$2,153,443	$2,164,554

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

Stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2024 and 2023 was 0 and $17,202 respectively. These amounts consist of stock-based compensation expenses from grants of employee stock options which are allocated to General and Administrative Expense when incurred.

Segment Reporting.   We have concluded that we have two operating segments, including our primary business which is as a developer, manufacturer and marketer of portable hand-held breathalyzers and related accessories, supplies and education.  As a result of purchasing our building on October 31, 2014, we have a second business segment consisting of renting portions of our building to one tenant, whose lease expires on June 30, 2025.

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

The following table presents the calculation of basic and diluted net income (loss) per common share for three months ended March 31, 2024 and March 31, 2023:

	2024	2023
Net income (loss)	$(283,806)	$(53,788)
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$(0.12)	$(0.02)
Net income (loss) per share-diluted	$(0.12)	$(0.02)
Antidilutive employee stock options	—	—

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2024:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$3.80	123,000	1.80	$3.80	123,000	$3.80

The exercise price of all options granted through March 31, 2024 has been equal to or greater than the fair market value of the Company's common stock at the time the options were issued. As of March 31, 2024, no options for our common stock remain available for grant under the 2013 Plan as it has expired.

No options were exercised during the three months ended March 31, 2024 or during the three months ended March 31, 2023.

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

2024	$40,452
2025	55,345
2026	57.000
2027	58,704
2028 – 2031	1,009,936
Total	1,221,437
Less financing cost	(11,817)
Net term loan payable	1,209,620
Less current portion	(51,985)
Long term portion	$1,157,635

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of March 31, 2024, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $2,770,163 at March 31, 2024.

Regulatory Commitments. We are subject to certain regulations of the United States Department of Transportation and by various state departments of transportation.  We believe that we are in substantial compliance with all known applicable regulations.

6.  INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for (benefit from) income taxes consist of the following.

	Three Months Ended March 31,
	2024	2023
Federal statutory rate	$78,268	$(14,484)
Effect of:
State taxes, net of federal tax benefit	15,400	1,149
Other	(4,769)	(1,849)
Total	$88,899	$(15,184)

7. BUSINESS SEGMENTS

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

The following sets forth information about the operations of the business segments for the three months ended March 31, 2024 and 2023.

Revenues:	2024	2023
Product sales	$2,134,434	$2,133,359
Royalties	10,936	8,206
Products subtotal	2,145,370	2,141,565
Rentals	8,073	22,989
Total	2,153,443	2,164,554

Gross profit:
Product sales	819,355	909,464
Royalties	10,936	8,206
Products subtotal	830,291	917,670
Rentals	5,016	17,757
Total	835,307	935,427

Interest expense:
Product sales	8,895	7,269
Royalties	—	—
Products subtotal	8,895	7,269
Rentals	1,255	3,266
Total	10,150	10,535

Net income (loss) before taxes:
Product sales	(387,402)	(91,669)
Royalties	10,936	8,206
Products subtotal	(376,466)	(83,463)
Rentals	3,761	14,491
Total	$(372,705)	$(68,972)

There were no intersegment revenues.

At March 31, 2024, $185,549 of our assets were used in the Rentals segment, with the remainder, $8,142,821, used in the Products and unallocated segments.

9.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans" or "anticipates" or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled "Risk Factors" in our December 31, 2023 Form 10-K.

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

In 2022 we purchased SpinDx related test and other equipment totaling $23,999, but made no similar expenditure in 2023. Our spending on SpinDx related test and other equipment so far in 2024 has been $41,858. We are optimistic about the results of the work to date and expect market introduction later in 2024 and commercialization in 2025. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  The SpinDx™ platform has the potential to revolutionize real-time screening for a panel of high abuse drugs, with the ability to quickly and quantitatively measure very low concentrations of drugs such as cocaine, heroin, methamphetamine and others.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites. Resolving the psychoactive levels from metabolites is an important step in establishing impairment. We completed the upgrade of our base breathalyzer platform in 2019 (the LX9), and we remain committed to combining it with the SpinDx technology. If successful, this combination will result in a marijuana breathalyzer.

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

Results of Operations

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Supply chain problems caused by Covid-19, as well as the other market impacts of Covid-19, were mostly resolved by the end of 2023, and the perceived need to monitor for the presence of alcohol reverted back to the level experienced previously. We maintained our reduced costs at their 2023 levels where possible, although inflation took its toll, increasing the cost of raw materials, labor, and freight. We continued and intensified our new product development efforts while maintaining the high level of customer service that has led to an excellent reputation for outstanding customer service. With the introduction of new products, we believe Lifeloc will again be profitable.

Net sales.

Our product sales for the quarter ended March 31, 2024 were $2,134,434, relatively unchanged from $2,133,359 for the quarter ended March 31, 2023. When royalties of $10,936 and rental income of $8,073 are included, total revenues of $2,153,443 were also similar to the same quarter a year ago. Rental income decreased by $14,916 due to our election not to renew or replace a lease for a portion of the space formerly occupied by a tenant, and royalties increased by $2,730 due to an increase in sales by royalty-paying customers.

Gross profit.

Gross profit for the 3 months ended March 31, 2024 of $835,307 represented a decrease of 11% from total gross profit of $935,427 for the same three months ended March 31, 2023, primarily as a result of increased cost of materials and labor resulting from inflation, offset in part by increased royalties in 2024. Cost of product sales increased from $1,223,895 in the 3 months ended March 31, 2023 to $1,315,079 in the same period in 2024, an increase of $91,184 (10%).  Gross profit margin on products decreased to 38.4% in the quarter ended March 31, 2024 from 42.6% in the same period a year ago primarily as a result of the increase in costs.

Research and development expenses.

Research and development expenses were $555,599 for the quarter ended March 31, 2024 representing an increase of $158,833 (40%) over the $396,766 in the same period a year ago.  This increase resulted primarily from additional personnel, materials and outside contractors needed for our dedication of resources to SpinDx.

Sales and marketing expenses.

Sales and marketing expenses of $345,009 for the 3 months ended March 31, 2024 were up by $57,126 (or 20%) from the $287,883 spent in the same period a year ago, as a result of expanded marketing efforts, including the additional of personnel.

General and administrative expenses.

General and administrative expenses of $314,926 for the quarter ended March 31, 2024 versus $319,015 for the quarter ended March 31, 2023 were relatively unchanged as the decrease of $4,089 represented a decrease of 1% from a year ago.

Other income (expense).

Interest income increased from $9,800 a year ago to $17,672 in 2024, as a result of higher yield availability. Interest expense of $10,150 in the 3 months ended March 31, 2024 was down from $10,535 in the previous year as a result of the paydown on our loan on our building. The total increase as a result of the above items in the quarter ended March 31, 2024 was $8,257, or 11%.

Net income (loss).

We realized a net loss of $283,806 for the 3 months ended March 31, 2024 compared to a net loss of $53,788 for the quarter ended March 31, 2023. This increase of $230,018 was the result of the changes in gross profit, operating expenses and other income discussed above, which resulted in a loss before taxes of $372,705, or an increase of $303,733 from the loss before taxes of $68,972 in 2023. After the benefit from taxes of $88,899 (versus a benefit from taxes of $15,184 a year ago), we realized a net loss of $283,806 compared to a net loss of $53,788 in 2023.

Trends and Uncertainties That May Affect Future Results

Revenues in the year 2024 were nearly unchanged compared to revenues in 2023. We believe that continued increased sales efforts may result in improved revenues in the rest of 2024 and beyond.  Inflationary pressures have affected our business in a number of ways, including increasing the cost of raw materials, labor, and freight. Our actions to mitigate the impact of inflation, including pre-ordering components in higher than usual quantities, sourcing new vendors and increasing prices, have been somewhat successful.

We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues, with particular emphasis on completing SpinDx™.

Our 2024 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products, including SpinDx™, for long-term growth. We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2024. However, we believe that cash resources will be sufficient to fund our operations for the next twelve months under our current operating plan. If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

As of March 31, 2024, cash and cash equivalents was $1,031,540, trade accounts receivable were $756,907 and current liabilities were $1,084,860 resulting in net liquid assets of $703,587. We believe that the resolution of supply chain issues and the Covid-19 pandemic, and the introduction of several new products during the last several years, along with new and on-going customer relationships will allow Lifeloc to operate profitably. If the revenue levels during the last several years do not continue to recover in a timely manner, if inflationary pressures are not contained, or if the development of SpinDx takes longer than expected, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

Equipment expenditures, consisting of updated office equipment and SpinDx related equipment, during Q1 of 2024 were $58,430 compared to $0 in Q1 of 2023, an increase of $58,430. We incurred patent application costs in preparation for filing of $21,708 in 2024 versus $1,404 in 2023. As development of SpinDx progresses, and as normal wear and tear of equipment occurs, we expect to continue to incur outlays for equipment and patent filings in 2024 and beyond.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the quarter ended March 31, 2024 and for the quarter ended March 31, 2023, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ''Risk Factors'' in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the three months ended March 31, 2024 or during the three months ended March 31, 2023.  There were no sales of equity securities during the three months ended March 31, 2024 or during the three months ended March 31, 2023.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

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

LIFELOC TECHNOLOGIES, INC.

May 15, 2024	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

May 15, 2024	By:	/s/ Michelle Heim
Date		Michelle Heim
Controller (Principal Accounting Officer)

 Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

