Form 10-Q
period 2024-06-30
Lifeloc Technologies, Inc
filed 2024-08-08
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,454,116 Shares
(Class)	(outstanding at June 30, 2024)

LIFELOC TECHNOLOGIES, INC.

 FORM 10-Q

 For the Six months Ended June 30, 2024

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.

Condensed Balance Sheets (Unaudited)

ASSETS	June 30, 2024	December 31, 2023
CURRENT ASSETS:
Cash and cash equivalents	$504,642	$1,766,621
Accounts receivable, net	831,501	812,126
Inventories, net	2,962,071	3,024,834
Federal and state income taxes receivable	40,280	—
Prepaid expenses and other	176,928	105,967
Total current assets	4,515,422	5,709,548

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Reporting equipment and software	569,448	569,448
Production equipment, software and space modifications	1,337,919	1,154,803
Training courses	432,375	432,375
Office equipment, software and space modifications	233,190	216,618
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	544,933	480,684
Research and development equipment, software and space modifications not in service	227,354	—
Less accumulated depreciation	(3,435,629)	(3,326,837)
Total property and equipment, net	2,382,673	2,000,174

OTHER ASSETS:
Patents, net	82,422	64,439
Deposits and other	34,790	111,157
Deferred taxes	996,005	806,652
Total other assets	1,113,217	982,248

Total assets	$8,011,312	$8,691,970

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$459,560	$402,231
Term loan payable, current portion	52,386	51,588
Income taxes payable	—	44,952
Customer deposits	168,915	195,719
Accrued expenses	288,415	329,311
Deferred revenue, current portion	65,917	79,036
Reserve for warranty expense	46,500	46,500
Total current liabilities	1,081,693	1,149,337

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,144,876	1,170,243

DEFERRED REVENUE, net of current portion	5,712	11,565
Total liabilities	2,232,281	2,331,145

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,454,116 shares issued and outstanding as of June 30, 2024 and December 31, 2023	4,668,014	4,668,014
Retained earnings	1,111,017	1,692,811
Total stockholders' equity	5,779,031	6,360,825

Total liabilities and stockholders' equity	$8,011,312	$8,691,970

The accompanying notes to the condensed financial statements are an integral part of these financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Loss) (Unaudited)

	Three Months Ended June 30,
REVENUES:	2024	2023
Product sales	$2,370,433	$2,246,407
Royalties	8,824	10,150
Rental income	8,073	23,789
Total	2,387,330	2,280,346

COST OF SALES	1,393,734	1,237,902

GROSS PROFIT	993,596	1,042,444

OPERATING EXPENSES:
Research and development	662,276	395,781
Sales and marketing	365,374	300,075
General and administrative	363,008	284,116
Total	1,390,658	979,972

OPERATING INCOME (LOSS)	(397,062)	62,472

OTHER INCOME (EXPENSE):
Interest income	8,677	19,200
Interest expense	(10,057)	(10,290)
Total	(1,380)	8,910

NET INCOME (LOSS) BEFORE BENEFIT FROM (PROVISION FOR) TAXES	(398,442)	71,382

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	100,454	(16,237)

NET INCOME (LOSS)	$(297,988)	$55,145

NET INCOME (LOSS) PER SHARE, BASIC	$(0.12)	$0.02

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.12)	$0.02

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

The accompanying notes to the condensed financial statements are an integral part of these financial statements.

 LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Loss) (Unaudited)

	Six Months Ended June 30,
REVENUES:	2024	2023
Product sales	$4,504,867	$4,379,766
Royalties	19,760	18,356
Rental income	16,146	46,778
Total	4,540,773	4,444,900

COST OF SALES	2,711,870	2,467,029

GROSS PROFIT	1,828,903	1,977,871

OPERATING EXPENSES:
Research and development	1,217,875	792,547
Sales and marketing	710,383	587,958
General and administrative	677,934	603,131
Total	2,606,192	1,983,636

OPERATING (LOSS)	(777,289)	(5,765)

OTHER INCOME (EXPENSE):
Interest income	26,349	29,000
Interest expense	(20,207)	(20,825)
Total	6,142	8,175

NET INCOME (LOSS) BEFORE BENEFIT FROM (PROVISION FOR) TAXES	(771,147)	2,410

BENEFIT FROM (PROVISION FOR) FEDERAL AND STATE INCOME TAXES	189,353	(1,053)

NET INCOME (LOSS)	$(581,794)	$1,357

NET INCOME (LOSS) PER SHARE, BASIC	$(0.24)	$—

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.24)	$—

WEIGHTED AVERAGE SHARES, BASIC	2,454,116	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,454,116	2,454,116

The accompanying notes to the condensed financial statements are an integral part of these financial statements.

Lifeloc Technologies, Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total stockholders' equity, beginning balances	$6,077,019	$6,101,423	$6,360,825	$6,155,211

Common stock (no shares issued during periods):
Beginning balances	4,668,014	4,668,014	4,668,014	4,668,014
Ending balances	4,668,014	4,668,014	4,668,014	4,668,014

Retained earnings:
Beginning balances	1,409,005	1,433,409	1,692,811	1,487,197
Net income (loss)	(297,988)	55,145	(581,794)	1,357
Ending balances	1,111,017	1,488,554	1,111,017	1,488,554

Total stockholders' equity, ending balances	$5,779,031	$6,156,568	$5,779,031	$6,156,568

The accompanying notes to the condensed financial statements are an integral part of these financial statements.

 LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2024	2023
Net income (loss)	$(581,794)	$1,357
Adjustments to reconcile net income (loss) to net cash (used in) operating activities-
Depreciation and amortization	114,619	132,088
Provision for doubtful accounts, net change	(3,175)	—
Provision for inventory obsolescence, net change	(35,000)	—
Deferred taxes	(189,353)	1,053

Changes in operating assets and liabilities-
Accounts receivable	(16,200)	(134,751)
Inventories	97,763	(171,601)
Employee retention credit and income taxes receivable	(40,280)	107,575
Prepaid expenses and other	(70,961)	(149,575)
Deposits and other	76,367	—
Accounts payable	57,329	(84,118)
Income taxes payable	(44,952)	—
Customer deposits	(26,804)	(26,064)
Accrued expenses	(40,896)	(54,002)
Deferred revenue	(18,972)	(18,955)
Net cash (used in) operating activities	(722,309)	(396,993)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(263,937)	(14,811)
Purchases of research and development equipment, software and space modifications not in service	(227,354)	—
Patent filing costs	(21,708)	(1,404)
Net cash used in investing activities	(512,999)	(16,215)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments made on term loan payable	(26,671)	(26,047)
Net cash used in financing activities	(26,671)	(26,047)

NET (DECREASE) IN CASH	(1,261,979)	(439,255)

CASH, BEGINNING OF PERIOD	1,766,621	2,352,754

CASH, END OF PERIOD	$504,642	$1,913,499

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$18,105	$18,673

Cash paid for income tax	$40,280	$—

Detail of cash paid for income tax:
Q1 federal tax estimate	13,700
Q2 federal tax estimate	13,700
Q1 Colorado tax estimate	6,440
Q2 Colorado tax estimate	6,440
Total	40,280

The accompanying notes to the condensed financial statements are an integral part of these financial statements.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of June 30, 2024 and December 31, 2023, and the results of operations and cash flows for the three and six month periods ended June 30, 2024 and June 30, 2023. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2023 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Debt Issuance Costs.  Deferred loan costs are amortized over the 20 year life of the term loan on a straight line basis, which approximates the effective interest method. Total debt amortization during the three months ended June 30, 2024 and June 30, 2023 was $1,076 and $1,076 respectively, and for the six months ended June 30, 2024 and June 30, 2023 $2,102 and $2,152 respectively, and is included within interest expense on the statements of income.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value.

We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At June 30, 2024 and December 31, 2023, inventory consisted of the following:

	2024	2023
Raw materials & deposits	$2,742,149	$2,696,659
Work-in-process	7,702	26,269
Finished goods	616,376	671,062
Total gross inventories	3,366,227	3,393,990
Less reserve for obsolescence	(404,156)	(369,156)
Total net inventories	$2,962,071	$3,024,834

Income Taxes.  We account for income taxes under the provisions of ASC Topic 740, Accounting for Income Taxes ("ASC 740"). We have determined an estimated annual effective tax rate of 21%.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid or refunded. Significant judgments and estimates are required in determining the income tax expense. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and the assumptions are consistent with the plans and estimates that the Company is using to manage its underlying businesses. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company evaluates its tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. No reserve for uncertain tax positions has been recorded.

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

Revenues arising from extended warranty contracts are booked as sales over their life on a straight-line basis. We have discontinued arranging for customer financing and leasing.  Occasionally, we rent used equipment to customers, and in those cases, we recognize the revenues as they are earned over the life of the contract.

Royalty income is recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable and collectability is reasonably assured.

Rental income from space leased to our tenants is recognized in the month in which it is due, which approximates if it were recognized on a straight-line basis over the term of the related lease. We lease 2,774 square feet (12% of our total space) to one tenant pursuant to a lease that expires June 30, 2025, with the rate determined by referring to prevailing market rates. The lease does not have an option to renew or extend.

On occasion we receive customer deposits for future product orders and product developments.  Customer deposits are initially recorded as a liability and recognized as revenue when the product is shipped and title has passed to the customer, or when agreed milestones are met in the case of product developments.

The following is the disaggregation of revenue into broad categories, which we have defined as shown below for the three months and for the six months ended June 30, 2024 and June 30, 2023.

	Three Months Ended June 30,
Product sales:	2024	2023
Product sales and supplies	$2,182,535	$2,037,783
Training, certification and data recording	167,101	194,013
Service plans and equipment rental	20,797	14,611
Product sales subtotal	2,370,433	2,246,407
Royalties	8,824	10,150
Rental income	8,073	23,789
Total revenues	$2,387,330	$2,280,346

	Six Months Ended June 30,
Product sales:	2024	2023
Product sales and supplies	$4,094,359	$3,938,611
Training, certification and data recording	371,160	405,262
Service plans and equipment rental	39,348	35,893
Product sales subtotal	4,504,867	4,379,766
Royalties	19,760	18,356
Rental income	16,146	46,778
Total revenues	$4,540,773	$4,444,900

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

New Accounting Pronouncements.  We have reviewed all recently issued accounting pronouncements, including the following.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this update on our financial statements and disclosures.

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
10

The following table presents the calculation of basic and diluted net income (loss) per common share for the three months ended June 30, 2024 and June 30, 2023, and for the six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,
	2024	2023
Net income (loss)	$(297,988)	$55,145
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$(0.12)	$(0.02)
Net income (loss) per share-diluted	$(0.12)	$(0.02)
Antidilutive employee stock options	—	—

	Six Months Ended June 30,
	2024	2023
Net income (loss)	$(581,794)	$1,357
Weighted average shares-basic	2,454,116	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,454,116	2,454,116
Net income (loss) per share-basic	$(0.24)	$—
Net income (loss) per share-diluted	$(0.24)	$—
Antidilutive employee stock options	—	—

4.  STOCKHOLDERS' EQUITY

The following table summarizes information about employee stock options outstanding and exercisable at June 30, 2024:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$3.80	123,000	1.05	$3.80	123,000	$3.80

The exercise price of all options granted through June 30, 2024 has been equal to or greater than the fair value of the Company's common stock at the time the options were issued. As of June 30, 2024, no options for our common stock remain available for grant under the 2013 Plan as it has expired.

The aggregate intrinsic value of the options outstanding and exercisable at June 30, 2024 was $18,450.

No options were exercised during the six months ended June 30, 2024 or during the six months ended June 30, 2023.

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

2024	$27,067
2025	55,345
2026	57,000
2027	58,704
2028 – 2031	1,009,938
Total	1,208,054
Less financing cost	(10,792)
Net term loan payable	1,197,262
Less current portion	(52,386)
Long term portion	$1,144,876

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of June 30, 2024, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

 Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $2,314,220 at June 30, 2024.

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

	Three months Ended June 30,
	2024	2023
Federal statutory rate	$(83,726)	$14,990
Effect of:
State taxes, net of federal tax benefit	(18,830)	(3,447)
Other	2,102	4,694
Total	$(100,454)	$16,237

	Six months Ended June 30,
	2024	2023
Federal statutory rate	$(161,994)	$506
Effect of:
State taxes, net of federal tax benefit	(34,230)	(2,298)
Other	6,871	2,845
Total	$(189,353)	$1,053

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

The following sets forth information about the operations of the business segments for the three months ended June 30, 2024 and 2023.

Revenues:	2024	2023
Product sales	$2,370,433	$2,246,407
Royalties	8,824	10,150
Products subtotal	2,379,257	2,256,557
Rentals	8,073	23,789
Total	2,387,330	2,280,346

Gross profit:
Product sales	980,482	1,013,337
Royalties	8,824	10,150
Products subtotal	989,306	1,023,887
Rentals	4,290	18,557
Total	993,596	1,042,444

Interest expense:
Product sales	8,964	7,020
Royalties	—	—
Products subtotal	8,964	7,020
Rentals	1,093	3,270
Total	10,057	10,290

Net income (loss) before taxes:
Product sales	(410,463)	45,945
Royalties	8,824	10,150
Products subtotal	(401,639)	56,095
Rentals	3,197	15,287
Total	$(398,442)	$71,382

The following sets forth information about the operations of the business segments for the six months ended June 30, 2024 and 2023.

Revenues:	2024	2023
Product sales	$4,504,867	$4,379,766
Royalties	19,760	18,356
Products subtotal	4,524,627	4,398,122
Rentals	16,146	46,778
Total	4,540,773	4,444,900

Gross profit:
Product sales	1,799,837	1,923,201
Royalties	19,760	18,356
Products subtotal	1,819,597	1,941,557
Rentals	9,306	36,314
Total	1,828,903	1,977,871

Interest expense:
Product sales	17,859	14,289
Royalties	—	—
Products subtotal	17,859	14,289
Rentals	2,348	6,536
Total	20,207	20,825

Net income (loss) before taxes:
Product sales	(797,865)	(45,724)
Royalties	19,760	18,356
Products subtotal	(778,105)	(27,368)
Rentals	6,958	29,778
Total	$(771,147)	$2,410

There were no intersegment revenues.

At June 30, 2024, $185,549 of our assets were used in the Rentals segment, with the remainder, $7,825,763 used in the Products and unallocated segments.

9.  SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements except the following.

1.	A revolving line of credit for $750,000 was secured from Citiwide Banks in July, 2024 with a maturity date of one year, which is collateralized by the business assets of the Company. Interest is payable monthly at a variable rate determined by SOFR (Secured Overnight Rate Financing) plus 2.75%.
2.	In July, 2024, we issued 210,000 shares of common stock in a private placement to EDCO Partners LLLP at $3.80 per share, for a total of $798,000, which results in 2,664,116 shares now outstanding. An officer and director of Lifeloc is the General Partner of EDCO Partners LLLP.

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

Overview

Lifeloc Technologies, Inc., a Colorado corporation ("Lifeloc", "Company", “We”, “Us”, “Our”, “Them”), is a Colorado-based developer, manufacturer and marketer of portable hand-held and fixed station breathalyzers and related accessories, supplies and education.  We design, produce and sell fuel-cell based breath alcohol testing equipment.  We compete in all major segments of the portable breath alcohol testing instrument market, including law enforcement, workplace, corrections, original equipment manufacturing ("OEM") and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers' alcohol testing programs. We sell globally through distributors as well as directly to users.

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

Possibility of Operating Losses.  Over many of the past several years we have operated profitably; however, prior to that, and in 2021 through 2023, we incurred losses. Those losses are continuing in 2024 and we expect them to continue in 2025 as we continue to work toward the commercialization of SpinDx. There is no assurance that we will not incur losses in any given quarter or year in the future.

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

In the first six months of 2024 we purchased SpinDx related test and other equipment totaling $64,249 and in 2023 $0. In addition, during the first six months of 2024 we invested $227,354 in space required for SpinDx related work that is not yet in service. We are estimating that completing and equipping this lab space will require an additional $300,000 during the last six months of 2024. We are optimistic about the results of the work to date and expect market introduction via beta testing later in 2024, which will continue in 2025, with a sales-ready device later 2025. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  The SpinDx™ platform has the potential to revolutionize real-time screening for a panel of high abuse drugs, with the ability to quickly and quantitatively measure very low concentrations of drugs such as cocaine, heroin, methamphetamine, fentanyl and others.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites. Resolving the psychoactive levels from metabolites is an important step in establishing impairment. We expect the initial release of the new product will consist of the SpinDx base reader unit, an oral fluid collection device and an analysis disk. We expect subsequent product releases will utilize the same SpinDx base reader and collection devices for samples from blood and from breath. We completed the upgrade of our base breathalyzer platform in 2019 (the LX9), and we remain committed to combining it with the SpinDx technology. If successful, this combination will result in a marijuana breathalyzer.

R.A.D.A.R.

On March 8, 2017, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Track Group Inc., a Delaware corporation. Pursuant to the terms and conditions of the Asset Purchase Agreement, we acquired certain assets comprised of: (1) handheld hardware device technology (the "R.A.D.A.R.® Mobile Devices"), designed to measure breath alcohol content of the user; and (2) software technology called R.A.D.A.R.® (Real-time Alcohol Detection and Reporting) Reporting Center designed to allow the Device to be configured and to capture and manage the data being returned from the Device (together with the Device, the "R.A.D.A.R.® Assets"). We purchased the assets of R.A.D.A.R. 100 knowing the product needed significant upgrading, which was essentially completed and released for sale several years later as R.A.D.A.R. 200. This product met with little market acceptance as a result of the underperformance of one feature. We withdrew R.A.D.A.R. 200 from the market and outsourced the development of R.A.D.A.R. 300 to a third party but which is currently on hold as a result of focusing all of our effort on SpinDx.

Results of Operations

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

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

Net sales.

Our product sales for the quarter ended June 30, 2024 were $2,370,433, an increase of $124,026 (6%) from $2,246,407 for the quarter ended June 30, 2023. When royalties of $8,824 and rental income of $8,073 are included, total revenues of $2,387,330 were up by $106,984 over the same quarter a year ago. Rental income decreased by $15,716 due to our election not to renew or replace a lease for a portion of the space formerly occupied by a tenant, and royalties decreased by $1,326 due to a decrease in sales by royalty-paying customers.

Gross profit.

Total gross profit for the three months ended June 30, 2024 of $993,596 represented a decrease of 5% from total gross profit of $1,042,444 for the same six months ended June 30, 2023, primarily as a result of increased cost of materials and labor resulting from inflation, augmented in part by decreased royalties in 2024. Cost of product sales increased from $1,233,070 in the three months ended June 30, 2023 to $1,389,951 in the same period in 2024, an increase of $156,881 (13%).  Gross profit margin on products decreased to 41.4% in the quarter ended June 30, 2024 from 45.1% in the same period a year ago primarily as a result of the increase in costs.

Research and development expenses.

Research and development expenses were $662,276 for the quarter ended June 30, 2024 representing an increase of $266,495 (67%) over the $395,781 in the same period a year ago.  This increase resulted primarily from additional personnel, materials and outside contractors needed for our dedication of resources to SpinDx.

Sales and marketing expenses.

Sales and marketing expenses of $365,374 for the 3 months ended June 30, 2024 were up by $65,299 (or 22%) from the $300,075 spent in the same period a year ago, as a result of expanded marketing efforts, including the additional of personnel.

General and administrative expenses.

General and administrative expenses of $363,008 for the quarter ended June 30, 2024 versus $284,116 for the quarter ended June 30, 2023 were up by $78,892 (28%) over the $284,116 spent in the same quarter a year ago. This increase was the result of across the board inflationary adjustments.

Other income (expense).

Interest income decreased from $19,200 in the three months a year ago to $8,677 in the three months in 2024, as a result of lower funds availability. Interest expense of $10,057 in the 3 months ended June 30, 2024 was down from $10,290 in the previous year as a result of the paydown on our loan on our building.

Net income (loss).

We realized a net loss of $297,988 for the 3 months ended June 30, 2024 compared to net income of $55,145 for the quarter ended June 30, 2023. This decrease of $353,133 was the result of the changes in gross profit, operating expenses and other income discussed above, which resulted in a loss before taxes of $398,442, or a decrease of $469,824 from the profit before taxes of $71,382 in 2023. After the benefit from taxes of $100,454 (versus taxes of $16,237 in the same three months a year ago), we realized a net loss of $297,988 compared to a net profit of $55,145 in 2023.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Net sales.

Our product sales for the first half of 2024 were $4,504,867, an increase of 3%, or $125,101 for the same period in 2023. When royalties of $19,760 and rental income of $16,146 are included, total revenues of $4,540,773 were up by $95,873 over the same six months a year ago. Rental income decreased by $30,632 due to our election not to renew or replace a lease for a portion of the space formerly occupied by a tenant, and royalties increased by $1,404 due to an increase in sales by royalty-paying customers earlier in the year.

Gross profit.

Total gross profit for the 6 months ended June 30, 2024 of $1,828,903 represented a decrease of 8% from total gross profit of $1,977,871 for the same six months ended June 30, 2023, primarily as a result of increased cost of materials and labor resulting from inflation, augmented in small part by increased royalties in 2024. Cost of product sales increased from $2,456,565 in the 6 months ended June 30, 2023 to $2,705,030 in the same period in 2024, an increase of $248,465 (10%).  Gross profit margin on products decreased to 40% in the 6 months ended June 30, 2024 from 43.9% in the same period a year ago primarily as a result of the increase in costs.

Research and development expenses.

Research and development expenses were $1,217,875 for the six months ended June 30, 2024 representing an increase of $425,328 (54%) over the $792,547 in the same period a year ago.  This increase resulted primarily from additional personnel, materials and outside contractors needed for our dedication of resources to SpinDx.

Sales and marketing expenses.

Sales and marketing expenses of $710,383 for the 6 months ended June 30, 2024 were up by $122,425 (or 21%) from the $587,958 spent in the same period a year ago, as a result of expanded marketing efforts, including the additional of personnel.

General and administrative expenses.

General and administrative expenses of $677,934 for the 6 months ended June 30, 2024 versus $603,131 for the same period ended June 30, 2023 were up by $74,803 (12%). This increase was the result of across the board inflationary increases.

Other income (expense).

Interest income decreased from $29,000 a year ago to $26,349 in 2024, as a result of lower funds availability. Interest expense of $20,207 in the 6 months ended June 30, 2024 was down from $20,825 in the previous year as a result of the paydown on our loan on our building.

Net income (loss).

We realized a net loss of $581,794 for the 6 months ended June 30, 2024 compared to net income of $1,357 for the same 6 months ended June 30, 2023. This increased loss of $583,151 was the result of the changes in gross profit, operating expenses and other income discussed above, which resulted in a loss before taxes of $771,147, or an increased loss of $773,557 from the profit before taxes of $2,410 in 2023. After the benefit from taxes of $189,353 (versus taxes of $1,053 a year ago), we realized a net loss of $581,794 compared to a net profit of $1,357 in 2023.

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

Our operating plan for the second half of 2024 is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products, including SpinDx™, for long-term growth. We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2024. However, we believe that cash resources will be sufficient to fund our operations for the next twelve months under our current operating plan. If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

Interest expense.

In connection with the financing of our building purchase on October 31, 2014 we obtained a 10-year term loan from Bank of America in an initial principal amount of $1,581,106 bearing interest at 4.45% per annum (which was decreased to 4% in 2016) and secured by a first-priority mortgage in the acquired property, as well as a one-year $250,000 line of credit, which was later increased to $750,000 with a maturity date of September 28, 2021. The Bank of America loan was paid on September 30, 2021 with proceeds from a new term loan from Citywide Banks, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000. The new loan is payable in monthly installments of $7,453, with interest at 2.95% and a maturity date of September 30, 2031. The revolving line of credit facility expired in accordance with its terms. In July 2024, we obtained a new $750,000 line of credit from Citiwide Banks with a maturity date of one year and a variable interest rate determined by SOFR (Secured Overnight Rate Financing) plus 2.75% payable monthly.

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

As of June 30, 2024, cash and cash equivalents was $504,642, trade accounts receivable were $831,501 and current liabilities were $1,081,693 resulting in net liquid assets of $254,450. We believe that the resolution of supply chain issues and the Covid-19 pandemic, and the introduction of several new products during the last several years, along with new and on-going customer relationships will allow Lifeloc to operate profitably. If the revenue levels during the last several years do not continue to grow, if inflationary pressures are not contained, or if the development of SpinDx takes longer than expected, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

Equipment expenditures, consisting of updated office and production equipment, and SpinDx related equipment, during the first six months of 2024 were $263,937 compared to $14,811 in the first six months of 2023, an increase of $249,126. We incurred patent application costs in preparation for filing of $21,708 in 2024 versus $1,404 in 2023. In addition, during the first six months of 2024 we invested $227,354 in lab space required for SpinDx related work that is not yet in service. We are estimating that completing and equipping this lab space will require an additional $300,000 during the last six months of 2024. As development of SpinDx progresses, and as normal wear and tear of equipment occurs, we expect to continue to incur outlays for equipment and patent filings in 2024 and beyond.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the quarter ended June 30, 2024 and for the quarter ended June 30, 2023, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No options were exercised during the six months ended June 30, 2024 or during the six months ended June 30, 2023.  There were no sales of equity securities during the six months ended June 30, 2024 or during the six months ended June 30, 2023.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

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

LIFELOC TECHNOLOGIES, INC.

August 8 , 2024	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2024	By:	/s/ Michelle Heim
Date		Michelle Heim
Controller (Principal Accounting Officer)

 Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

