Form 10-Q
period 2024-09-30
Lifeloc Technologies, Inc
filed 2024-11-12
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,664,116 Shares
(Class)	(outstanding at September 30, 2024)

LIFELOC TECHNOLOGIES, INC.

 FORM 10-Q

 For the Nine months Ended September 30, 2024

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.
Condensed Balance Sheets (Unaudited)

ASSETS
	September 30, 2024	December 31, 2023
CURRENT ASSETS:
Cash	$841,621	$1,766,621
Accounts receivable, net	611,439	812,126
Inventories, net	3,160,200	3,024,834
Federal and state income taxes receivable	60,420	—
Prepaid expenses and other	89,049	105,967
Total current assets	4,762,729	5,709,548

PROPERTY AND EQUIPMENT, at cost:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	1,349,839	1,154,803
Training courses	432,375	432,375
Office equipment, software and space modifications	254,333	216,618
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	725,556	480,684
Research and development equipment, software and space modifications not in service	147,615	—
Less accumulated depreciation	(3,511,125)	(3,326,837)
Total property and equipment, net	2,441,124	2,000,174

OTHER ASSETS:
Patents, net	80,517	64,439
Deposits and other	12,261	111,157
Deferred taxes	1,046,493	806,652
Total other assets	1,139,271	982,248
Total assets	$8,343,124	$8,691,970

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$328,528	$402,231
Term loan payable, current portion	52,789	51,588
Income taxes payable	—	44,952
Customer deposits	28,940	195,719
Accrued expenses	270,932	329,311
Deferred revenue, current portion	56,090	79,036
Reserve for warranty expense	46,500	46,500
Total current liabilities	783,779	1,149,337

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,132,066	1,170,243

DEFERRED REVENUE, net of current portion	8,575	11,565
Total liabilities	1,924,420	2,331,145

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,664,116 shares outstanding at September 30, 2024 (2,454,116 outstanding at December 31, 2023)	5,466,014	4,668,014
Retained earnings	952,690	1,692,811
Total stockholders' equity	6,418,704	6,360,825
Total liabilities and stockholders' equity	$8,343,124	$8,691,970

The accompanying notes to the condensed financial statements are an integral part of these financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Loss) (Unaudited)

	Three Months Ended September 30,
REVENUES:	2024	2023
Product sales	$2,075,994	$2,676,872
Royalties	3,016	5,063
Rental income	8,316	13,573
Total	2,087,326	2,695,508

COST OF SALES	1,175,374	1,576,117

GROSS PROFIT	911,952	1,119,391

OPERATING EXPENSES:
Research and development	521,107	516,174
Sales and marketing	329,716	309,898
General and administrative	269,450	269,593
Total	1,120,273	1,095,665

OPERATING INCOME (LOSS)	(208,321)	23,726

OTHER INCOME (EXPENSE):
Interest income	9,525	17,678
Interest expense	(10,019)	(10,494)
Total	(494)	7,184

NET INCOME (LOSS) BEFORE BENEFIT FROM (PROVISION FOR) TAXES	(208,815)	30,910

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	50,488	78,693

NET INCOME (LOSS)	$(158,327)	$109,603

NET INCOME (LOSS) PER SHARE, BASIC	$(0.06)	$0.04

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.06)	$0.04

WEIGHTED AVERAGE SHARES, BASIC	2,611,616	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,611,616	2,454,116

The accompanying notes to the condensed financial statements are an integral part of these financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Loss) (Unaudited)

	Nine Months Ended September 30,
REVENUES:	2024	2023
Product sales	$6,580,861	$7,056,638
Royalties	22,776	23,419
Rental income	24,462	60,351
Total	6,628,099	7,140,408

COST OF SALES	3,887,244	4,043,146

GROSS PROFIT	2,740,855	3,097,262

OPERATING EXPENSES:
Research and development	1,738,982	1,308,721
Sales and marketing	1,040,099	897,856
General and administrative	947,384	872,724
Total	3,726,465	3,079,301

OPERATING INCOME (LOSS)	(985,610)	17,961

OTHER INCOME (EXPENSE):
Interest income	35,874	46,678
Interest expense	(30,226)	(31,319)
Total	5,648	15,359

NET INCOME (LOSS) BEFORE BENEFIT FROM (PROVISION FOR) TAXES	(979,962)	33,320

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	239,841	77,640

NET INCOME (LOSS)	$(740,121)	$110,960

NET INCOME (LOSS) PER SHARE, BASIC	$(0.30)	$0.05

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.30)	$0.05

WEIGHTED AVERAGE SHARES, BASIC	2,506,999	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,506,999	2,454,116

The accompanying notes to the condensed financial statements are an integral part of these financial statements.

Lifeloc Technologies, Inc.

Statements of Stockholders' Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total stockholders' equity, beginning balances	$5,779,031	$6,156,568	$6,360,825	$6,155,211

Common stock:
Beginning balances	4,668,014	4,668,014	4,668,014	4,668,014
Issuance of 210,000 shares at $3.80 per share	798,000	—	798,000	—
Ending balances	5,466,014	4,668,014	5,466,014	4,668,014

Retained earnings:
Beginning balances	1,111,017	1,488,554	1,692,811	1,487,197
Net income (loss)	(158,327)	109,603	(740,121)	110,960
Ending balances	952,690	1,598,157	952,690	1,598,157

Total stockholders' equity, ending balances	$6,418,704	$6,266,171	$6,418,704	$6,266,171

The accompanying notes to the condensed financial statements are an integral part of these financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2024	2023
Net income (loss)	$(740,121)	$110,960
Adjustments to reconcile net income (loss) to net cash (used in) operating activities-
Depreciation and amortization	193,096	198,471
Provision for doubtful accounts, net change	1,000	—
Provision for inventory obsolescence, net change	52,500	—
Deferred taxes, net change	(239,841)	(114,116)
Changes in operating assets and liabilities-
Accounts receivable	199,687	(81,388)
Inventories	(187,866)	(179,943)
Federal and state income taxes receivable	(60,420)	107,575
Prepaid expenses and other	16,918	(207,149)
Deposits and other	98,896	—
Accounts payable	(73,703)	87,870
Income taxes payable	(44,952)	36,476
Customer deposits	(166,779)	(16,557)
Accrued expenses	(58,379)	(82,738)
Deferred revenue	(25,936)	(13,339)
Net cash (used in) operating activities	(1,035,900)	(153,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(477,623)	(21,611)

Purchases of research and development equipment, software, and space modifications not in service	(147,615)	—
Patent filing expense	(21,708)	(1,404)
Net cash (used in) investing activities	(646,946)	(23,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on term loan	(40,154)	(38,988)
Proceeds from issuance of 210,000 shares of common stock at $3.80 per share	798,000	—
Net cash provided by (used in) financing activities	757,846	(38,988)

NET (DECREASE) IN CASH	(925,000)	(215,881)

CASH, BEGINNING OF PERIOD	1,766,621	2,352,754

CASH, END OF PERIOD	$841,621	$2,136,873

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$27,048	$28,091

Cash paid for income tax	$60,420	$—

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of September 30, 2024 and December 31, 2023, and the results of operations and cash flows for the three and nine month periods ended September 30, 2024 and September 30, 2023. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2023 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Debt Issuance Costs.  Deferred loan costs are amortized over the 10 year life of the term loan on a straight line basis, which approximates the effective interest method. Total debt amortization during the three months ended September 30, 2024 and September 30, 2023 was $1,076 and $1,076 respectively, and for the nine months ended September 30, 2024 and September 30, 2023 $3,178 and $3,228 respectively, and is included within interest expense on the statements of income.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value.

We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2024 and December 31, 2023, inventory consisted of the following:

	2024	2023
Raw materials & deposits	$2,876,436	$2,696,659
Work-in-process	6,678	26,269
Finished goods	698,742	671,062
Total gross inventories	3,581,856	3,393,990
Less reserve for obsolescence	(421,656)	(369,156)
Total net inventories	$3,160,200	$3,024,834

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

The following is the disaggregation of revenue into broad categories, which we have defined as shown below for the three months and for the nine months ended September 30, 2024 and September 30, 2023.

	Three Months Ended September 30,
Product sales:	2024	2023
Product sales and supplies	$1,898,001	$2,437,753
Training, certification and data recording	157,722	215,105
Service plans and equipment rental	20,271	24,014
Product sales subtotal	2,075,994	2,676,872
Royalties	3,016	5,063
Rental income	8,316	13,573
Total revenues	$2,087,326	$2,695,508

	Nine Months Ended September 30,
Product sales:	2024	2023
Product sales and supplies	$5,992,360	$6,376,364
Training, certification and data recording	528,882	620,367
Service plans and equipment rental	59,619	59,907
Product sales subtotal	6,580,861	7,056,638
Royalties	22,776	23,419
Rental income	24,462	60,351
Total revenues	$6,628,099	$7,140,408

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We continue to evaluate the impact of this update on our financial statements, but do not expect any changes to our current reportable segments.

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

The following table presents the calculation of basic and diluted net income (loss) per common share for the three months ended September 30, 2024 and September 30, 2023, and for the nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,
	2024	2023
Net income (loss)	$(158,327)	$109,603
Weighted average shares-basic	2,611,616	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,611,616	2,454,116
Net income (loss) per share-basic	$(0.06)	$0.04
Net income (loss) per share-diluted	$(0.06)	$0.04
Antidilutive employee stock options	122,000	—

	Nine Months Ended September 30,
	2024	2023

Net income (loss)	$(740,121)	$110,960
Weighted average shares-basic	2,506,999	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,506,999	2,454,116
Net (loss) per share-basic	$(0.30)	$(.05)
Net (loss) per share-diluted	$(0.30)	$(.05)
Antidilutive employee stock options	122,000	—

4.  STOCKHOLDERS' EQUITY

In July, 2024 we issued 210,000 shares of common stock to EDCO Partners LLLP at $3.80 per share, or $798,000 in cash which results in 2,664,116 shares now outstanding. No shares were issued during the nine months ended September 30, 2023.

The following table summarizes information about employee stock options outstanding and exercisable at September 30, 2024:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$3.80	122,000	0.81	$3.80	122,000	$3.80

As of September 30, 2024, no options for our common stock remain available for grant under the 2013 Plan as it has expired.

The aggregate intrinsic value of the options outstanding and exercisable at September 30, 2024 was $50,020.

No options were exercised during the nine months ended September 30, 2024 or during the nine months ended September 30, 2023.

The total number of authorized shares of common stock continues to be 50,000,000, with no change in the par value per share.

5.  COMMITMENTS AND CONTINGENCIES

Mortgage Expense. We purchased our facilities in Wheat Ridge, Colorado on October 31, 2014 for $1,949,139 and took out a term loan secured by a first mortgage on the property in the amount of $1,581,106 with Bank of America for a portion of the purchase price. This loan was paid on September 30, 2021 with proceeds from a new term loan with Citywide Banks, also secured by a first priority mortgage on the property, in the principal amount of $1,350,000 which matures in September, 2031.  The new note is payable in 119 equal monthly installments of $7,453, including interest, plus a final payment of $773,727 (excluding interest) on September 30, 2031.  Our minimum future principal payments on this term loan, by year, are as follows:

2024	$13,583
2025	55,345
2026	57,000
2027	58,704
2028 – 2031	1,009,938
Total	1,194,570
Less financing cost	(9,715)
Net term loan payable	1,184,855
Less current portion	(52,789)
Long term portion	$1,132,066

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships.  As of September 30, 2024, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $2,843,637 at September 30, 2024.

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

	Three months Ended September 30,
	2024	2023
Federal statutory rate	$(44,544)	$6,491
Effect of:
State taxes, net of federal tax benefit	(9,507)	38,823
Other	3,563	(124,007)
Total	$(50,488)	$(78,693)

	Nine months Ended September 30,
	2024	2023

Federal statutory rate	$(206,538)	$6,997
Effect of:
State taxes, net of federal tax benefit	(43,737)	36,525
Other	10,434	(121,162)
Total	$(239,841)	$(77,640)

7. BUSINESS SEGMENTS

We currently have two operating segments, including our primary business which is as a developer, manufacturer and marketer of portable hand-held breathalyzers and related accessories, supplies, education, training ("Product Sales"), and royalties from development contracts with OEM manufacturers ("Royalties" and, together with Product Sales, the "Products" segment). As a result of purchasing our building on October 31, 2014, we have a second business segment consisting of renting portions of our building to one tenant, whose lease expires on June 30, 2025. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

Operating profits for these segments exclude unallocated corporate items.  Administrative and staff costs were commonly used by all business segments and were indistinguishable.

The following sets forth information about capital expenditures, operations and depreciation and amortization of the business segments for the three months ended September 30, 2024 and 2023.

Capital expenditures:	2024	2023
Product sales	$133,947	$6,800
Royalties	—	—
Products subtotal	133,947	6,800
Rentals	—	—
Total	$133,947	$6,800

Revenues:	2024	2023
Product sales	$2,075,994	$2,676,872
Royalties	3,016	5,063
Products subtotal	2,079,010	2,681,935
Rentals	8,316	13,573
Total	$2,087,326	$2,695,508

Gross profit:	2024	2023
Product sales	$911,047	$1,123,942
Royalties	3,016	5,063
Products subtotal	914,063	1,129,005
Rentals	(2,111)	(9,614)
Total	$911,952	$1,119,391

Depreciation and amortization:	2024	2023
Product sales	$76,965	$61,973
Royalties	—	—
Products subtotal	76,965	61,973
Rentals	1,512	4,410
Total	$78,477	$66,383

Interest expense:	2024	2023
Product sales	$8,954	$8,488
Royalties	—	—
Products subtotal	8,954	8,488
Rentals	1,065	2,006
Total	$10,019	$10,494

Net income (loss) before taxes:	2024	2023
Product sales	$(208,655)	$37,467
Royalties	3,016	5,063
Products subtotal	(205,639)	42,530
Rentals	(3,176)	(11,620)
Total	$(208,815)	$30,910

The following sets forth information about capital expenditures, operations and depreciation and amortization of the business segments for the nine months ended September 30, 2024 and 2023.

Capital expenditures:	2024	2023
Product sales	$625,238	$21,611
Royalties	—	—
Products subtotal	625,238	21,611
Rentals	—	—
Total	$625,238	$21,611

Revenues:	2024	2023
Product sales	$6,580,861	$7,056,638
Royalties	22,776	23,419
Products subtotal	6,603,637	7,080,057
Rentals	24,462	60,351
Total	$6,628,099	$7,140,408

Gross profit:	2024	2023
Product sales	$2,710,884	$3,047,143
Royalties	22,776	23,419
Products subtotal	2,733,660	3,070,562
Rentals	7,195	26,700
Total	$2,740,855	$3,097,262

Depreciation and amortization:	2024	2023
Product sales	$187,594	$185,241
Royalties	—	—
Products subtotal	187,594	185,241
Rentals	5,502	13,230
Total	$193,096	$198,471

Interest expense:	2024	2023
Product sales	$26,813	$22,777
Royalties	—	—
Products subtotal	26,813	22,777
Rentals	3,413	8,542
Total	$30,226	$31,319

Net income (loss) before taxes:	2024	2023
Product sales	$(1,006,520)	$(8,257)
Royalties	22,776	23,419
Products subtotal	(983,744)	15,162
Rentals	3,782	18,158
Total	$(979,962)	$33,320

There were no intersegment revenues.

At September 30, 2024, $185,549 of our assets were used in the Rentals segment, with the remainder, $8,157,575 used in the Products and unallocated segments.

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

SpinDx

In August 2016 we entered into an exclusive patent license agreement with Sandia Corporation pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia's patented SpinDx™ technology for the detection of drugs of abuse. We believe this license agreement represents the beginning of a relationship that will become material to the Company in the near future. A prototype was built by Sandia under our Cooperative Research and Development Agreement and received in 2018, after which we commenced work on commercializing the device. This effort was hampered by the pandemic, but with the recovery, our full attention has been given to SpinDx. Although the patents to the base technology belong to Sandia, any improvements we make that are patentable belong solely to Lifeloc. The first Lifeloc-owned utility patent application was filed in February 2024.

In the first nine months of 2024 we purchased SpinDx related test and other equipment totaling $244,872 and in 2023 $0. In addition, during the first nine months of 2024 we invested $147,615 in space required for SpinDx related work that is not yet in service. We are estimating that completing and equipping this lab space will require an additional $150,000 during Q4 of 2024. Purchasing specialized equipment for the production of certain SpinDx components will require additional significant outlays, the total of which has not been determined. We are optimistic about the results of the work to date and expect market introduction via beta testing later in Q4 of 2024, which will continue in 2025, with a sales-ready device later in 2025. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  The SpinDx™ platform has the potential to revolutionize real-time screening for a panel of high abuse drugs, with the ability to quickly and quantitatively measure very low concentrations of drugs such as cocaine, heroin, methamphetamine, fentanyl and others.  We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid measure for a panel of such drugs of abuse with a quantitative measure for delta-9-THC.  In our laboratory, we have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in spiked saliva samples and down to 10 nanograms per milliliter in samples obtained from human users. This includes resolving the psychoactive delta-9-THC from its inactive metabolites. Resolving the psychoactive levels from metabolites is an important step in establishing impairment which is an important differentiation from competitive devices. We expect the initial release of the new product will consist of the SpinDx base reader unit, an oral fluid collection device and an analysis disk. We expect subsequent product releases will utilize the same SpinDx base reader and collection devices for samples from blood and from breath. We completed the upgrade of our base breathalyzer platform in 2019 (the LX9), and we remain committed to combining it with the SpinDx technology. If successful, this combination will result in a marijuana breathalyzer.

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

Results of Operations

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Supply chain problems caused by Covid-19, as well as the other market impacts of Covid-19, were mostly resolved by the end of 2023. After meeting pent up demand in 2023 and the first half of 2024, sales in the third quarter of 2024 reverted back to pre-Covid levels. We maintained our reduced costs at their 2023 levels where possible, although inflation took its toll, increasing the cost of raw materials, labor, and freight. We continued and intensified our new product development efforts while maintaining the high level of customer service that has led to an excellent reputation for outstanding customer service. With the introduction of new products and reduction in research and development costs once current R&D efforts are completed, we believe Lifeloc will again be profitable.

Net sales.

Our product sales for the quarter ended September 30, 2024 were $2,075,994, a decrease of $600,878 (22%) from $2,676,872 for the quarter ended September 30, 2023. When royalties of $3,016 and rental income of $8,316 are included, total revenues of $2,087,326 were down by $608,182 over the same quarter a year ago. Rental income decreased by $5,257 due to our election not to renew or replace a lease for a portion of the space formerly occupied by a tenant, and royalties decreased by $2,047 due to a decrease in sales by royalty-paying customers.

Gross profit.

Total gross profit for the three months ended September 30, 2024 of $911,952 represented a decrease of 19% from total gross profit of $1,119,391 for the same three months ended September 30, 2023, primarily as a result of decreased sales without a decrease in fixed costs, as well as increased cost of materials and labor resulting from inflation. Cost of product sales decreased from $1,552,930 in the three months ended September 30, 2023 to $1,164,947 in the same period in 2024, a decrease of $387,983 (25%). Gross profit margin on products increased to 44% in the quarter ended September 30, 2024 from 42% in the same period a year ago primarily as a result of an increase in sales resulting from resolution with a customer regarding a deposit which did not involve any cost of goods.

Research and development expenses.

Research and development expenses were relatively unchanged at $521,107 for the quarter ended September 30, 2024 representing an increase of $4,933 (1%) over the $516,174 in the same period a year ago.

Sales and marketing expenses.

Sales and marketing expenses of $329,716 for the 3 months ended September 30, 2024 were up by $19,818 (or 6%) from the $309,898 spent in the same period a year ago, as a result of expanded marketing efforts, including the addition of personnel.

General and administrative expenses.

General and administrative expenses of $269,450 for the quarter ended September 30, 2024 were relatively unchanged from $269,593 for the quarter ended September 30, 2023.

Other income (expense).

Interest income decreased from $17,678 for the three months ended September 30, 2023 to $9,525 for the three months ended September 30, 2024 as a result of lower funds availability. Interest expense of $10,019 in the 3 months ended September 30, 2024 was down from $10,494 in the previous year as a result of the paydown on our loan on our building.

Net income (loss).

We realized a net loss of $158,327 for the 3 months ended September 30, 2024 compared to net income of $109,603 for the quarter ended September 30, 2023. This decrease of $267,930 was the result of the changes in gross profit, operating expenses and other income discussed above, which resulted in a loss before taxes of $208,815, or a decrease of $239,725 from the profit before taxes of $30,910 in 2023, and after the benefit from taxes of $50,488 versus a benefit from taxes of $78,693 in the same three months a year ago.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Net sales.

Our product sales for the first nine months of 2024 were $6,580,861, a decrease of 7%, or $475,777 for the same period in 2023. When royalties of $22,776 and rental income of $24,462 are included, total revenues of $6,628,099 were down by $512,309 over the same nine months a year ago. Rental income decreased by $35,889 due to our election not to renew or replace a lease for a portion of the space formerly occupied by a tenant, and royalties decreased by $643 due to a decrease in sales by royalty-paying customers.

Gross profit.

Total gross profit for the 9 months ended September 30, 2024 of $2,740,855 represented a decrease of 12% from total gross profit of $3,097,262 for the same nine months ended September 30, 2023, primarily as a result of lower sales without a decrease in fixed costs, as well as increased cost of materials and labor resulting from inflation. Cost of product sales decreased from $4,009,495 in the 9 months ended September 30, 2023 to $3,869,977 in the same period in 2024, a decrease of $139,518 (3%). Gross profit margin on products decreased to 41% in the 9 months ended September 30, 2024 from 43% in the same period a year ago.

Research and development expenses were $1,738,982 for the nine months ended September 30, 2024 representing an increase of $430,261 (33%) over the $1,308,721 in the same period a year ago.  This increase resulted primarily from additional personnel, materials and outside contractors needed for our dedication of resources to SpinDx.

Sales and marketing expenses.

Sales and marketing expenses of $1,040,099 for the 9 months ended September 30, 2024 were up by $142,243 (or 16%) from the $897,856 spent in the same period a year ago, as a result of expanded marketing efforts, personnel, web site and other similar items.

General and administrative expenses.

General and administrative expenses of $947,384 for the 9 months ended September 30, 2024 versus $872,724 for the same period ended September 30, 2023 were up by $74,660 (9%). This increase was the result of across the board inflationary increases.

Other income (expense).

Interest income decreased from $46,678 a year ago to $35,874 in 2024, as a result of lower funds availability. Interest expense of $30,226 in the 9 months ended September 30, 2024 was down from $31,319 in the previous year as a result of the paydown on our loan on our building.

Net income (loss).

We realized a net loss of $740,121 for the 9 months ended September 30, 2024 compared to net income of $110,960 for the same 9 months ended September 30, 2023. This negative swing of $851,081 was the result of the changes in gross profit, operating expenses and other income discussed above, which resulted in a loss before taxes of $979,962, or an increased loss of $1,013,282 from the profit before taxes of $33,320 in 2023. After the benefit from taxes of $239,841 versus the benefit from taxes of $77,640 in the same period a year ago, we realized a net loss of $740,121 compared to net income of $110,960 in 2023.

Trends and Uncertainties That May Affect Future Results.

Revenues in the year 2024 were down compared to revenues in 2023. We believe that continued increased sales efforts may result in modestly improved revenues in the fourth quarter of 2024 and beyond.  Inflationary pressures have affected our business in a number of ways, including increasing the cost of raw materials, labor, and freight. Our actions to mitigate the impact of inflation, including pre-ordering components in higher than usual quantities, sourcing new vendors and increasing prices, have been somewhat successful.

We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues.  Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues, with particular emphasis on completing SpinDx™.

Our operating plan for the remainder of 2024 is focused on growing sales, increasing gross profits, and continuing research and development efforts on new products, including SpinDx™, for long-term growth. We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2024. However, we believe that cash resources will be sufficient to fund our operations for the next twelve months under our current operating plan. If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional borrowings or capital may be required to maintain ongoing operations.

Interest expense.

In connection with the financing of our building purchase on October 31, 2014 we obtained a 10-year term loan from Bank of America in an initial principal amount of $1,581,106 bearing interest at 4.45% per annum (which was decreased to 4% in 2016) and secured by a first-priority mortgage in the acquired property, as well as a one-year $250,000 line of credit, which was later increased to $750,000 with a maturity date of September 28, 2021. The Bank of America loan was paid on September 30, 2021 with proceeds from a new term loan from Citywide Banks, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000. The new loan is payable in monthly installments of $7,453, with interest at 2.95% and a maturity date of September 30, 2031. The revolving line of credit facility expired in accordance with its terms. In July 2024, we obtained a new $750,000 line of credit from Citywide Banks with a maturity date of one year and a variable interest rate determined by SOFR (Secured Overnight Rate Financing) plus 2.75% payable monthly. As of September 30, 2024 this line of credit had not been accessed and no balance was due on the loan.

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

As of September 30, 2024, cash and cash equivalents was $841,621, trade accounts receivable were $611,439 and current liabilities were $783,779 resulting in net liquid assets of $669,281. We believe that the resolution of supply chain issues and the Covid-19 pandemic, and the introduction of several new products during the last several years, along with new and on-going customer relationships will allow Lifeloc to operate profitably. If the revenue levels during the last several years do not continue to grow, if inflationary pressures are not contained, or if the development of SpinDx takes longer than expected, we may be required to seek additional sources of borrowings or capital and/or to implement further cost reduction measures, as necessary.

Equipment expenditures, consisting of space modifications, updated office and production equipment, and SpinDx related equipment and lab space during the first nine months of 2024 were $625,238, including $195,036 of equipment not yet in service, compared to $21,611 in the first nine months of 2023, an increase of $603,627. We incurred patent application costs in preparation for filing of $21,708 in 2024 versus $1,404 in 2023. We are estimating that completing and equipping the lab space will require an additional $150,000 during the fourth quarter of 2024. As development of SpinDx progresses, and as normal wear and tear of equipment occurs, we expect to continue to incur outlays for equipment and patent filings in 2024 and beyond.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations.  For the quarter ended September 30, 2024 and for the quarter ended September 30, 2023, warranty costs were not deemed significant.

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

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, sales returns, deferred tax assets, warranty, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 23, 2024, we sold 210,000 shares of common stock to EDCO Partners LLLP, an accredited investor, in a private placement pursuant to Section 4(a)(2) and Regulation D of the Securities Act. The purchase price under the Private Placement was $3.80 per share, for a total of $798,000 in proceeds to Lifeloc. There were no discounts or commissions paid to underwriters or placement agents. There were no sales of equity securities during the nine months ended September 30, 2023.

No options were exercised during the nine months ended September 30, 2024 or during the nine months ended September 30, 2023.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
10.1	Subscription Agreement by and between Lifeloc Technologies, Inc. and EDCO Partners LLLP
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOC TECHNOLOGIES, INC.

November 12, 2024	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

November 12, 2024	By:	/s/ Michelle Heim
Date		Michelle Heim
Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	Subscription Agreement by and between Lifeloc Technologies, Inc. and EDCO Partners LLLP
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

