Form 10-K
period 2024-12-31
Lifeloc Technologies, Inc
filed 2025-03-28
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 561,846 shares of common stock held by non-affiliates of the issuer on such date was $2,219,292.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 14, 2025:

Common Stock, no par value	2,664,116

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference: Items 10, 11, 13 and 14, and a portion of Item 12 of Part III are incorporated by reference from portions of the registrant's Definitive Proxy Statement for the 2025 Annual Shareholders' Meeting, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024.

i

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K (this “Annual Report”) include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K, including, among other things, statements about:

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

In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product (“R.A.D.A.R.®”) from Track Group, Inc. (“TRCK”) for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence. We purchased the assets of R.A.D.A.R. 100 in 2017, knowing the product needed significant upgrading, which was essentially completed and released for sale several years later as R.A.D.A.R. 200. This product met with little market acceptance as a result of the underperformance of one feature, namely, the biometric identification confirmation. In order to meet certain SpinDx™ milepost commitments, and to optimally allocate resources, we withdrew R.A.D.A.R. 200 from the market in 2022. We have outsourced the development of R.A.D.A.R. 300 to a third party but which is currently on hold as a result of focusing all of our effort on SpinDx™.

In November 2019, we received approval from DOT for our LX9 and LT7 base unit alcohol breathalyzers. Both have been updated and both updated versions received DOT approval in December 2021.

Testers for Drugs of Abuse

SpinDx™

In August 2016 we entered into a patent license agreement with Sandia Corporation pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia’s patented SpinDx™ technology for the detection of drugs of abuse. We believe this license agreement represents the beginning of a relationship that will become material to the Company in the near future. A prototype was built by Sandia under our Cooperative Research and Development Agreement, and received in 2018, after which we commenced work on commercializing the device. This effort was hampered by the pandemic, but with the recovery, our full attention has been given to SpinDx™. Although the patents to the base technology belong to Sandia, any improvements we make that are patentable belong solely to Lifeloc. The first Lifeloc owned utility patent application was filed in February 2024.

At the beginning of the computer age, data was gathered and then sent to an outside service center for processing. Later, with the evolution of the personal computer, data was gathered and processed locally. We believe SpinDx™ will drive the same evolution in drug testing. Under current practice, a sample is collected and sent to an outside lab for analysis, with the results available a day later, sometimes several days later — at a usual cost of upwards of $100 - $300 per test. SpinDx™ makes it possible to collect a sample and get the results locally within minutes — at a cost expected to be in the range of $25 per test. There are efforts underway by others to capture this market. However, SpinDx™ is unique in its ability to accurately and quickly process the sample and provide a quantitative result vs. the very few devices available today. Lifeloc’s excellent standing in its alcohol breathalyzer market is expected to provide an edge so far as credibility of the new SpinDx™ drug detection product is concerned. Work will soon begin on teaming SpinDx™ with Lifeloc’s alcohol breathalyzer, which is expected to result in a marijuana breathalyzer.

We are optimistic about the results of the work to date and expect market introduction via beta testing beginning in 2025, with a sales-ready device in the first half of 2026. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample. The SpinDx™ platform has the potential to revolutionize real-time screening for a panel of high abuse drugs, with the ability to quickly and quantitatively measure very low concentrations of drugs such as cocaine, heroin, methamphetamine, fentanyl, marijuana and others. We intend to use this technology, sometimes referred to as “Lab on a Disk”, to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.

Marijuana has many cannabinoids, including delta-9-THC, which is the primary component that is psychoactive, i.e., the one that causes impairment. Cannabinoids are chemicals found in cannabis that affect the brain and body by interacting with cannabinoid receptors, and can impact mood, memory, appetite, pain, and more. After smoking or eating marijuana, the delta-9-THC enters the bloodstream causing the high – and the impairment. Over the course of the next few hours, the liver metabolizes the delta-9-THC, converting it into other molecules that are not psychoactive. We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory. This includes resolving the psychoactive delta-9-THC from its inactive metabolites.

Testing for the presence of delta-9-THC requires the ability to isolate delta-9-THC from these other molecules. Competitive devices such as Drager’s Drugtest 5000 and the Sotoxa device are unable to make this separation, whereas SpinDx™ can do so by locking up the metabolites and then analyzing only the remaining delta-9-THC. This capability is a patented feature of the technology we licensed from Sandia, but which has been improved upon by Lifeloc and a patent application has been filed. The practical result of this important difference is that SpinDx delivers test results that correlate more accurately to the level of psychoactive delta-9-THC than the competitive devices. Testing for the presence of marijuana within, say an hour after smoking or eating, will produce the same positive result no matter which device is used. As a result of the metabolizing process by the liver, however, starting after about an hour and continuing thereafter, the two competitive devices will still show positive results - but due to the proprietary locking feature, SpinDx will not unless delta-9-THC is actually present. And if it is actually present, SpinDx will read and show the level of impairing delta-9-THC. Once this difference becomes more widely known, Lifeloc believes society will begin to develop a consensus as to what level is unacceptable for driving (similar, for example, to .05 for alcohol).

We expect the initial release of the new product will consist of the SpinDx™ base reader unit, an oral fluid collection device and an analysis disk. We expect subsequent product releases will utilize the same SpinDx™ base reader and collection devices for samples from blood and from breath. We completed the upgrade of our base breathalyzer platform in 2019 (the LX9), and we remain committed to combining it with the SpinDx™ technology. If successful, this combination will result in a marijuana breathalyzer.

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

One of our leading competitors is Intoximeters, Inc. of St. Louis, Missouri, a long-established company with strong name recognition in the field of alcohol testing.It has well-established sales channels, a large customer base, and a broad product line. CMI, Inc. of Owensboro, Kentucky, another major competitor, also has a well-established name, a strong position in stationary units used in police work, and international market coverage. Drägerwerk AG & Co. KGaA, based in Germany, manufactures safety and gas testing equipment. Its breath alcohol testers are respected for their quality and performance.

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

Research, Development and Sustaining Engineering

Lifeloc defines its business broadly to include "near and remote sensing and monitoring" applications in markets including those outside of traditional alcohol testing.  We believe that our future success depends to a large degree on our ability to conceive and develop improved alcohol detection and measurement products, as well as to identify attractive opportunities for growth outside of breath alcohol testing.  Accordingly, we expect to continue to invest in research, development and sustaining engineering. We spent $2,242,869 and $1,835,164 during 2024 and 2023, respectively, on research and development, and on sustaining engineering. The amount spent in 2024 was $407,705 higher than the amount spent in 2023 due primarily to dedicating resources to commercializing SpinDx. We expect to continue to increase our emphasis on new product development efforts for existing and new markets with particular emphasis on developing the SpinDx™ technology. Sustaining engineering is required to maintain and continuously update our base products.

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

Supply chain disruptions experienced in 2023 forced us to maintain larger inventories of certain items in order to accommodate longer lead times, particularly components sourced internationally. This policy was continued in 2024.

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

Employees

As of December 31, 2024, we had 39 full-time employees and 2 part-time employees. We are not a party to any collective bargaining agreements.

Customers

Revenues from our largest customers, as a percentage of total revenues, for 2024 and 2023 were as follows:

	2024	2023
Customer A	9%	9%
Customer B	4%	4%
Customer C	3%	2%
All others	84%	85%
Total	100%	100%

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

We believe that we were in substantial compliance with the regulations described above as of December 31, 2024 for our products sold into these markets and states.

See also Item 1A. Risk Factors – “We are subject to a high degree of regulatory oversight and, if we do not continue to receive the necessary regulatory approvals, our revenues may decline.”

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

Potential shifts in U.S. trade policy may impact our business operations and supply chain.

With the recent U.S. presidential election and transition in executive branch leadership, the incoming administration has announced plans to impose new tariffs, including a 10% tariff on Chinese imports and 25% tariffs on imports from Mexico and Canada. If implemented, these tariffs could increase the costs of imported goods and components, affecting our cost structure, pricing strategy, and profitability. Furthermore, an increase in countervailing duty and anti-dumping investigations could result in additional trade restrictions or higher duties on key materials, further impacting our operations. Retaliatory tariffs from affected countries could also disrupt our supply chain and reduce demand for U.S.-based exports, potentially affecting our international revenue streams.

We rely on foreign-manufactured components and global supply chains, and any increase in tariffs or trade restrictions may force us to seek alternative suppliers, renegotiate pricing, or absorb higher costs, which could have a material adverse effect on our financial condition and results of operations. As the political landscape evolves, we may need to adjust our strategies to comply with new regulatory and trade policies, which could result in increased costs, operational disruptions, or limitations on our ability to conduct business internationally.

Geopolitical instability and international conflicts may disrupt our operations, supply chain, and financial performance.

Ongoing and escalating international conflicts, including the Ukraine-Russia war and multiple conflicts in the Middle East, continue to create economic and geopolitical uncertainty, which may adversely impact our business. Trade restrictions, sanctions, and supply chain disruptions resulting from these conflicts could materially affect our cost structure, operational efficiency, and overall financial performance.

Beyond regulatory concerns, ongoing conflicts may also create significant supply chain inefficiencies by increasing transportation costs, delaying shipments, and restricting the availability of critical materials. We cannot predict the duration or outcome of these geopolitical tensions, nor the extent to which future sanctions or conflicts may escalate. However, we remain subject to potential financial and operational risks associated with global instability. If our international operations, suppliers, or markets are affected by sanctions, military actions, trade barriers, or regulatory changes, our business, results of operations, and financial condition could suffer.

We rely on customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

Sixteen percent of our product sales in 2024 and fifteen percent in 2023 were attributable to three customers, with whom we do not have long-term contracts. If orders from those customers are not renewed, our revenues may be adversely affected. Furthermore, at December 31, 2024, our accounts receivable balance included approximately $339,925 or 46% from one customer, $27,383 or 4% from a second customer, and $19,684, or 3%, from a third customer.

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

Our ability to attract employees, including employees with a high degree of scientific and technical talent is crucial to the success of our business. There is intense competition for the services of such persons, and we cannot guarantee that we will continue to be able to attract and retain individuals possessing the necessary qualifications.  If we cannot attract such individuals, we may not be able to keep our products current, bring new innovations to market or produce our products. As a result, our business could be damaged. Additionally, labor shortages, which have become more common due to COVID-19 impacts, threaten to damage our business.

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

We are subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation. The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules. These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents. Manufacturers submit devices to the DOT for testing and approval. Instruments are tested according to their model specifications and, if passed, included on the CPL. Law enforcement applications also require that portable breath testing instruments be included on the CPL. Lifeloc's FC10, FC10Plus, FC20, FC20BT, EV30, and Phoenix® 6.0 and Phoenix®6.0BT are included on the Conforming Products List of Evidential Breath Alcohol Measurement Devices (“CPL”). Lifeloc’s LX9 and LT7 have received conformance letters from the DOT and are expected to appear in the next publication of the CPL. We believe that we were in substantial compliance with the regulations described above as of December 31, 2024 for our products sold into these markets and states.

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

We derive a significant portion of our revenue directly or indirectly from government customers, and our business may be adversely affected by changes in the contracting or fiscal policies of those governmental entities.

We derive a significant portion of our revenue directly or indirectly from federal, international, state and local governments. We believe that the success and growth of our business will continue to depend on government customers purchasing our products and services either directly from us or indirectly through our distributors. Changes in government contracting policies or government budgetary constraints may adversely affect our financial performance. Among the factors that could adversely affect our business are the impact of actions, such as those recently announced by the U.S. Department of Government Efficiency, intended to reduce the size of the federal government and federal spending; other changes in fiscal policies or decreases in available government funding; changes in government funding priorities; changes in government programs or applicable requirements; the adoption of new laws or regulations or changes to existing laws or regulations relating to the provision of biometrics services or the use of biometric data; changes in political or social attitudes with respect to security and defense issues; changes in audit policies and procedures of government entities; potential delays or changes in the government appropriations process; and delays in the payment of our invoices by government payment offices. These and other factors could cause government customers or our distributors to reduce purchases of products and services from us, which would have a material adverse effect on our business, financial condition and operating results.

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

Failure of third parties from whom we license key intellectual property to protect their intellectual property could adversely affect our business.

We rely on third-party licensors for certain key intellectual property that is important to our business, and we have limited control over how they protect and enforce their rights. If any of our licensors fail to adequately protect, maintain, or enforce their intellectual property, it could result in unauthorized use, infringement by third parties, or legal disputes that diminish the value of the licensed assets. Any such failure could negatively impact our ability to use the intellectual property as intended, limit our competitive advantages, or expose us to potential litigation, which could materially affect our business, financial condition, and results of operations.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products. We maintain product liability insurance to cover us in the event of liability claims, and as of December 31, 2024, no such claims have been asserted or threatened against us. However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Our quarterly operating results may vary significantly depending upon factors such as:

•	the timing of completion of significant orders;
•	the timing and amount of our research and development expenditures;
•	the costs of initial production in connection with new products;
•	the availability, quality and cost of key components that go into the assembly of our products;
•	the timing of new product introductions — both by us and by our competitors;
•	changes in the regulatory environment and regulations under which we operate;
•	the loss of a major customer;
•	the timing and level of market acceptance of new products or enhanced versions of our existing products;
•	our ability to retain existing employees, customers and our customers' continued demand for our products and services;
•	our customers' inventory levels, and levels of demand for our customers' products and services; and
•	competitive pricing pressures.

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

Vern D. Kornelsen, Chairman of our Board of Directors, Secretary, and Chief Financial Officer, beneficially owned approximately 77% of our outstanding common stock as of December 31, 2024. Through this ownership, Mr. Kornelsen is able to control the composition of our Board and direct our management and policies. Accordingly, Mr. Kornelsen has the direct or indirect power to:

•	amend our bylaws and some provisions of our articles of incorporation; and

•	cause or prevent mergers, consolidations, sales of all or substantially all our assets or other extraordinary transactions.

Mr. Kornelsen's significant ownership interest could adversely affect investors' perceptions of our corporate governance. In addition, Mr. Kornelsen may have an interest in pursuing acquisitions, divestitures and other transactions that involve risks to us and you. For example, Mr. Kornelsen could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. Mr. Kornelsen may from time to time acquire and hold interests in businesses that compete directly or indirectly with us.

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

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We rely on third party providers and outsourced IT services to monitor and address cybersecurity related risks, including installing software for threat protection and malware. Such third party providers are tasked with notifying management of any material risks or cybersecurity concerns that they identify, which management then assesses and may bring to our board of directors to discuss if deemed necessary or appropriate. Based on the results of our risk assessments, if deemed necessary or appropriate, we take steps to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.

We intend to work with outside counsel and third party service providers to further develop our expertise, processes and procedures with respect to cybersecurity protection and our response plan.

To date, we have not (to our knowledge) encountered cybersecurity challenges that have materially affected our business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Audit Committee of our Board of Directors is tasked with general oversight of our risk management process, including risks from cybersecurity threats. Members of management provide periodic briefings to the Audit Committee of our Board of Directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. In furtherance thereof, the committee is responsible for monitoring and assessing strategic risk exposure.

Item 2. Properties

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado. The building consists of 22,325 square feet, of which 19,551 square feet are occupied by us and 2,774 square feet is currently leased to one tenant whose lease expires June 30, 2025 and does not have an option to renew. In addition to housing our corporate headquarters, we use this property for research and development, manufacturing, shipping/receiving, warehouse, and inventory purposes. We may continue to lease the space we are not occupying, or we may elect to expand our own operations into space currently leased to the other tenant. Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. This loan was paid on September 30, 2021 with proceeds from a new term loan, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000 which matures in September 2031.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2024, we had 65 shareholders of record. Our common stock is not listed on an established public trading market. Since January 17, 2012, our stock has been quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our shares is LCTC. Trading in our common stock is limited and sporadic. Subject to the foregoing qualification, the following table sets forth the range of bid quotations for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2024	Bid Price	Fiscal 2023	Bid Price
1st Quarter	$1.90 – 3.99	1st Quarter	$1.55 – 2.30
2nd Quarter	$3.00 – 4.30	2nd Quarter	$1.59 – 2.29
3rd Quarter	$3.60 – 5.58	3rd Quarter	$1.60– 3.35
4th Quarter	$2.21 – 3.15	4th Quarter	$2.21 – 3.15

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

Recent Sales of Unregistered Securities

On July 23, 2024 we sold 210,000 shares of common stock to EDCO Partners LLLP, an accredited investor of which our chairman is the managing partner, in a private placement pursuant to Section 4(a)(2) and Regulation D of the Securities Act. The purchase price under the Private Placement was $3.80 per share, for a total of $798,000 in proceeds to Lifeloc. There were no discounts or commissions paid to underwriters or placement agents. There were no sales of equity securities during the year ended December 31, 2023.

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

Possibility of Operating Losses. Over many of the past several years we have operated profitably; however, prior to that, and in 2021 through 2024, we incurred operating losses.  There is no assurance that we will not incur losses in any given quarter or year in the future.

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

In 2024 we purchased SpinDx related test and other equipment totaling $667,738, compared with $0 spent in 2023. We are optimistic about the results of the work to date and expect market introduction via extensive beta testing and validation through 2025 and commercialization in 2026. SpinDx™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample.  The SpinDx™ platform has the potential to revolutionize real-time screening for a panel of high abuse drugs, with the ability to quickly and quantitatively measure very low concentrations of drugs such as cocaine, heroin, methamphetamine and others. We intend to use this technology, sometimes referred to as "Lab on a Disk", to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.  We have detected delta-9-THC (the primary psychoactive component of marijuana) down to concentrations of 5 nanograms per milliliter in our laboratory.  This includes resolving the psychoactive delta-9-THC from its inactive metabolites. Resolving the psychoactive levels from metabolites is an important step in establishing impairment. We completed the upgrade of our base breathalyzer platform in 2019 (the LX9), and we remain committed to combining it with the SpinDx technology. If successful, this combination will result in a marijuana breathalyzer.

R.A.D.A.R.

On March 8, 2017, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Track Group Inc., a Delaware corporation. Pursuant to the terms and conditions of the Asset Purchase Agreement, we acquired certain assets comprised of: (1) handheld hardware device technology (the “R.A.D.A.R.® Mobile Devices”), designed to measure breath alcohol content of the user; and (2) software technology called R.A.D.A.R.® (Real-time Alcohol Detection and Reporting) Reporting Center designed to allow the Device to be configured and to capture and manage the data being returned from the Device (together with the Device, the “R.A.D.A.R.® Assets”). We purchased the assets of R.A.D.A.R. 100 knowing the product needed significant upgrading, which was essentially completed and released for sale in 2022 as R.A.D.A.R. 200. This product met with little market acceptance as a result of the underperformance of one feature, generating nominal revenue in 2022 and none in subsequent years. In 2023, we outsourced the development of R.A.D.A.R. 300 to a third party, but that effort is currently on hold as a result of focusing all of our effort on SpinDx.

Results of Operations

For the year ended December 31, 2024 compared to the year ended December 31, 2023.

Supply chain problems caused by Covid-19, as well as the other market impacts of Covid-19, were mostly resolved by the end of 2024, and the perceived need to monitor for the presence of alcohol reverted back to the level experienced previously. We maintained our reduced costs at their 2023 levels where possible, although inflation took its toll, increasing the cost of raw materials, labor, and freight. We continued and intensified our new product development efforts while maintaining the high level of customer service that has led to an excellent reputation for outstanding customer service. With the introduction of new products, we believe Lifeloc will again be profitable.

Net sales.

Our product sales for the year ended December 31, 2024 were $8,470,985, a decrease of 8% from $9,228,843 for the same period a year ago. This decrease is primarily attributable to having satisfied pent up demand in later 2023 and the first part of 2024. In addition, inflationary pressures on customers’ budgets also played a role. When royalties of $34,382 and rental income of $32,778 are included, total revenues of $8,538,145 decreased by $791,421, or 9%, for the year ended December 31, 2024 when compared to the same 12 months a year ago. Rental income decreased by $35,646 due to electing not to renew or replace a lease for a portion of the space formerly occupied by a tenant, and royalties increased by $2,083 due to an increase in sales by royalty-paying customers.

Gross profit.

Gross profit for the year ended December 31, 2024 of $3,446,099 represented a decrease of 15% from total gross profit of $4,039,670 for the year ended December 31, 2023, primarily as a result of lower product sales and rental income, and the inflationary effect on costs. Cost of product sales decreased from $5,260,338 in the year ended December 31, 2023 to $5,066,779 in the same period in 2024, a decrease of $193,559 (4%). Gross profit margin on products decreased to 40% in the year ended December 31, 2024 from 43% in the year ended December 31, 2023 primarily as a result of the sales mix.

Research, development and sustaining engineering expenses.

Research, development and sustaining engineering expenses continued at the high level of $2,242,869 for the year ended December 31, 2024, representing an increase of $407,705 (22%) over the $1,835,164 in the same period a year ago. This increase resulted primarily from the addition of personnel, materials and outside contractors needed for our dedication of resources to SpinDx™. In 2025 we expect to pay $487,300 to a third party contractor for additional work required to complete a portion of the SpinDx development.

Sales and marketing expenses.

Sales and marketing expenses of $1,358,211 for the year ended December 31, 2024 were up by $132,830 (or 11%) from the $1,225,381 spent in the same period a year ago as a result of expanded marketing efforts, including attending trade shows and additional personnel following the decline of the pandemic and resolution of supply chain issues.

General and administrative expenses.

General and administrative expenses of $1,253,236 for the year ended December 31, 2024 versus $1,170,260 for the year ended December 31, 2023 were higher by $82,976 (7%) as a result of the effects of inflation.

Other income (expense).

Interest income decreased from $70,062 a year ago to $42,867 in 2024 as a result of less funds available. Interest expense of $40,145 in the year ended December 31, 2024 was down slightly from $41,566 in the previous year as a result of the decrease in the interest rate on our new loan on our building. The total decrease as a result of the above items in the year ended December 31, 2024 was $25,774, or 90%, from the year ended December 31, 2023.

Net income (loss).

We realized a net loss of $1,052,948 for the year ended December 31, 2024 compared to net income of $205,614 for the year ended December 31, 2023. This decrease of $1,258,562 was the result of the changes in gross profit, operating expenses and other income discussed above, which resulted in a loss before taxes of $1,405,495 or a decrease of $1,242,856 from the loss before taxes of $162,639 in 2023. After the benefit from taxes of $352,547 (versus a benefit from taxes of $368,253 a year ago), we realized a net loss of $(1,052,948) compared to a net income of $205,614 in 2023. The benefit from taxes of $352,547 resulted in an increase to our deferred tax asset from $806,652 at December 31, 2023 to $1,159,199 at December 31, 2024.

Trends and Uncertainties That May Affect Future Results

Revenues in the year 2024 were lower compared to revenues in 2023. We believe that continued increased sales efforts, together with the expected availability of SpinDx™ for sale in 2026 may result in improved revenues in 2026 and beyond. Revenues in 2025 may be similar to revenues in 2024. Inflationary pressures have affected our business in a number of ways, including increasing the cost of raw materials, labor, and freight. Our actions to mitigate the impact of inflation, including pre-ordering components in higher than usual quantities, sourcing new vendors and increasing prices have been somewhat successful.

We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues. Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues, with particular emphasis on completing SpinDx™.

Our 2025 operating plan is focused on growing sales, increasing gross profits, and increasing research and development efforts on new products, including SpinDx™, for long-term growth. We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2025. However, we believe that cash resources will be sufficient to fund our operations for the next twelve months under our current operating plan. If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

On December 31, 2024 we issued an unsecured $750,000 subordinated debenture bearing interest at 8.25%, including 62,500 warrants exercisable for six years into 62,500 shares of our common stock at a price of $4.50 per share. Using the Black Scholes model, the fair market value of these warrants resulted in deferred financing cost of $120,000, which is included in our balance sheet at December 31, 2024 and which resulted in an increase to capital of $120,000. In addition to the stated interest of 8.25%, this deferred financing cost will be a charge against income of $20,000 per year for 6 years starting in 2025. The interest of 8.25% will be paid in quarterly increments in 2025, and will be included in monthly payments of $9,199 including principal, starting in 2026.

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

Except for normal operating contractual commitments and purchase orders, we do not have any material contractual commitments requiring settlement in the future. See “Note 5 – Commitments and Contingencies” to our Financial Statements in Part II - Item 8.

We have traditionally funded working capital needs through product sales and close management of working capital components of our business. Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes. In July, 2024 we completed a private placement of 210,000 shares of our common stock at $3.80 per share for a total raise of $798,000 with a related party. On December 31, 2024 we completed the issuance of a six year unsecured subordinated debenture for $750,000 with a third party. In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies. Although we have been profitable in recent years except 2020, 2022 and 2024, we can provide no assurances that operating losses will not occur in the future. Should that situation arise, we may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms, if at all.

As of December 31, 2024, cash and cash equivalents were $1,243,746, trade accounts receivable were $732,541 and current liabilities were $743,575 resulting in net liquid assets of $1,232,712. We believe that the diminishing of the Covid-19 pandemic, the resolution of supply chain issues, and the introduction of several new products during the last several years, along with new and on-going customer relationships will allow Lifeloc to operate profitably. If the revenue levels prior to 2020 do not continue to increase in a timely manner, if inflationary pressures are not contained, or if the development and market acceptance of SpinDx™ takes longer than expected, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

Equipment expenditures, consisting of updated production equipment and SpinDx related equipment, during FY 24 were $667,738 compared to $6,811 for FY 23, an increase of $660,927. We incurred patent application costs in preparation for filing of $21,708 in 2024 versus $1,404 in 2023. No expired or fully amortized patents were removed from our financial statements in 2024 or 2023. As development of SpinDx progresses, and as normal wear and tear of equipment occurs, we expect to incur outlays for equipment and patent filings in 2025 and beyond.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations. For the year ended December 31, 2024 and for the year ended December 31, 2023, warranty costs were not deemed significant.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years (three years for software and technology licenses).  We use the declining method of depreciation for property, including space modifications, and the straight line method for software and technology licenses. We purchased all of the assets of STS, an online education company, in 2014, which consisted of training courses that are amortized over 15 years using the straight line method.  In October 2014, we purchased our building. A majority of the cost of the building is depreciated over 39 years using the straight line method. In addition, based on the results of a third party analysis, a portion of the cost was allocated to components integral to the building.  Such components are depreciated over 5 and 15 years, using the declining method.  The R.A.D.A.R.® software and patents that were purchased in March 2017 were originally set to amortize over 15 years using the straight line method, but in 2022 we accelerated the amortization of the remaining cost to fully amortize the assets by December 31, 2024. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Lifeloc Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Lifeloc Technologies, Inc. (the "Company") as of December 31, 2024, the related statements of income (loss), stockholders’ equity and cash flows for each of the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company's independent auditor since 2024.

/s/ Assure CPA, LLC

Spokane, Washington

March 28, 2025

PCAOB ID Number 444

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

April 1, 2024

We have served as the Company’s auditor in 2023.

Los Angles, CA 90067

PCAOB ID Number 6580

LIFELOC TECHNOLOGIES, INC.
Balance Sheets

ASSETS

	December 31, 2024	December 31, 2023
CURRENT ASSETS:
Cash and cash equivalents	$1,243,746	$1,766,621
Accounts receivable, net	732,541	812,126
Inventories, net	2,996,397	3,024,834
Federal and state income taxes receivable	80,560	—
Prepaid expenses and other	40,045	105,967
Total current assets	5,093,289	5,709,548

PROPERTY, PLANT AND EQUIPMENT:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	1,349,839	1,154,803
Training courses	432,375	432,375
Office equipment, software and space modifications	254,333	216,618
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	787,664	480,684
Research and development equipment, software and space modifications not in service	128,007	—
Less accumulated depreciation	(3,613,452)	(3,326,837)
Total property and equipment, net	2,381,297	2,000,174

OTHER ASSETS:
Patents, net	78,723	64,439
Deposits and other	12,261	111,157
Deferred income taxes	1,159,199	806,652
Total other assets	1,250,183	982,248

Total assets	$8,724,769	$8,691,970

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$251,627	$402,231
Term loan payable, current portion	53,195	51,588
Income taxes payable	—	44,952
Customer and tenant deposits	43,814	195,719
Accrued expenses	293,981	329,311
Deferred revenue, current portion	54,458	79,036
Product warranty reserve	46,500	46,500
Total current liabilities	743,575	1,149,337

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,119,152	1,170,243

SUBORDINATED DEBENTURE PAYABLE, net of current portion and debt issuance costs	630,000	—

DEFERRED REVENUE, net of current portion	6,165	11,565
Total liabilities	2,498,892	2,331,145

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,664,116 shares outstanding (2,454,116 outstanding at December 31, 2023)	5,586,014	4,668,014
Retained earnings	639,863	1,692,811
Total stockholders' equity	6,225,877	6,360,825

Total liabilities and stockholders' equity	$8,724,769	$8,691,970

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Statements of Income (Loss)

	Years Ended December 31,
REVENUES:	2024	2023
Product sales	$8,470,985	$9,228,843
Royalties	34,382	32,299
Rental income	32,778	68,424
Total	8,538,145	9,329,566

COST OF SALES	5,092,046	5,289,896

GROSS PROFIT	3,446,099	4,039,670

OPERATING EXPENSES:
Research, development, and sustaining engineering	2,242,869	1,835,164
Sales and marketing	1,358,211	1,225,381
General and administrative	1,253,236	1,170,260
Total	4,854,316	4,230,805

OPERATING (LOSS)	(1,408,217)	(191,135)

OTHER INCOME (EXPENSE):
Interest income	42,867	70,062
Interest expense	(40,145)	(41,566)
Total	2,722	28,496

NET (LOSS) BEFORE PROVISION FOR TAXES	(1,405,495)	(162,639)

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	352,547	368,253

NET INCOME (LOSS)	$(1,052,948)	$205,614

NET INCOME (LOSS) PER SHARE, BASIC	$(0.41)	$0.08

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.41)	$0.08

WEIGHTED AVERAGE SHARES, BASIC	2,546,493	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,546,493	2,454,116

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Statements of Stockholders' Equity
For The Year Ended December 31, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total
Balance, December 31, 2022	2,454,116	$4,668,014	$1,487,197	$6,155,211
Net income (loss)	—	—	205,614	205,614
Balance, December 31, 2023	2,454,116	4,668,014	1,692,811	6,360,825

Issuance of common stock for cash, net of issuance costs	210,000	798,000	—	798,000
Warrants issued with subordinated debenture	—	120,000	—	120,000
Net (loss)	—	—	(1,052,948)	(1,052,948)
Balance, December 31, 2024	2,664,116	$5,586,014	$639,863	$6,225,877

See accompanying notes

LIFELOC TECHNOLOGIES, INC.
Statements of Cash Flows

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2024	2023
Net income (loss)	$(1,052,948)	$205,614
Adjustments to reconcile net income (loss) to net cash (used in) operating activities-
Depreciation and amortization	298,293	264,824
Provision for doubtful accounts, net change	2,000	—
Provision for inventory obsolescence, net change	70,000	—
Deferred taxes, net change	(352,547)	(485,223)
Changes in operating assets and liabilities-
Accounts receivable	77,585	(184,207)
Inventories	(41,563)	(292,371)
Federal and state income taxes receivable	(80,560)	107,575
Prepaid expenses and other	65,922	(47,764)
Deposits and other	98,896	(110,657)
Accounts payable	(150,604)	(11,726)
Customer and tenant deposits	(151,905)	(5,312)
Income taxes payable	(44,952)	44,952
Accrued expenses	(35,330)	(15,633)
Deferred revenue	(29,978)	4,188
Net cash (used in) operating activities	(1,327,691)	(525,740)

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(539,731)	(6,811)
Purchases of research and development equipment, software and space modifications not in service	(128,007)	—
Patent filing cost	(21,708)	(1,404)
Net cash (used in) investing activities	(689,446)	(8,215)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Principal payments made on term loan	(53,738)	(52,178)
Proceeds from issuance of subordinated debenture	750,000	—
Proceeds from issuance of 210,000 shares of common stock	798,000	—
Net cash provided from (used in) financing activities	1,494,262	(52,178)

NET (DECREASE) IN CASH	(522,875)	(586,133)

CASH, BEGINNING OF YEAR	1,766,621	2,352,754

CASH, END OF YEAR	$1,243,746	$1,766,621

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$35,891	$37,262

Cash paid for income tax	$125,512	$72,996

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Warrants issued with subordinated debenture	$120,000	$—

See accompanying notes

LIFELOC TECHNOLOGIES, INC.

Notes to Financial Statements

December 31, 2024 and 2023

1. ORGANIZATION AND NATURE OF BUSINESS

Lifeloc Technologies, Inc. ("Lifeloc" or the "Company", “Us”, “Our”, or “We”) is a Colorado-based developer, manufacturer and marketer of portable hand-held and fixed station breathalyzers and related accessories, supplies and education.  We design, produce and sell fuel-cell based breath alcohol testing equipment. We compete in all major segments of the breath alcohol testing instrument market, including law enforcement, workplace, corrections, original equipment manufacturing ("OEM") and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers' alcohol testing programs. We sell globally through distributors as well as directly to users.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions regarding allowances for bad debts, inventory obsolescence, accumulated depreciation, and deferred income taxes. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expense during the reporting period.  Actual results could differ from those estimates.

Debt Issuance Costs. The term loan is shown in the accompanying balance sheet net of debt issuance costs. Deferred debt issuance costs are amortized over the life of the term loan on a straight line basis, which approximates the effective interest method.  Total debt issuance cost amortization during the years ended December 31, 2024 and 2023 was $4,254 and $4,304 respectively, and is included within interest expense on the statements of income (loss).

Deferred Income Taxes. Deferred income tax assets and liabilities are presented as noncurrent assets or liabilities in the balance sheet.

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

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights. At December 31, 2024 and 2023, the Company has no assets and no liabilities that are remeasured at fair value on a recurring or nonrecurring basis.

Cash and Cash Equivalents.   For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments.   Our financial instruments consist of cash, a term loan secured by a first mortgage, and an unsecured subordinated debenture. The carrying values of cash, their fair value due to their short term maturities.  The carrying value of the term loan approximates its fair value based on interest rates currently obtainable. The carrying value of the debenture approximates its fair value after allocating a portion to the attached warrants.

Concentration of Credit Risk.   Financial instruments with significant credit risk include accounts receivable.

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

Years Ended December 31	2024	2023
Balance, beginning of year	$5,000	$5,000
Provision (reduction) for estimated losses	(8,911)	(5,090)
Recovery (write-off) of uncollectible accounts	10,911	(5,090)
Balance, end of year	$7,000	$5,000

The net accounts receivable balance at December 31, 2024 of $732,541 included an account from one customer of $339,925 (46%), $27,383 (4%) from a second customer, $19,684 from a third customer (3%), and no more than 3% from any other single customer. The net accounts receivable balance at December 31, 2023 of $812,126 included an account from one customer of $103,739 (13%), $98,412 from a second customer (12%), $42,594 from a third customer 5%, and no more than 5% from any other single customer.

Inventories.   Inventories are stated at the lower of standard cost or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value after cost to sell, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2024 and December 31, 2023, inventory consisted of the following:

	2024	2023
Raw materials & deposits	$2,712,184	$2,696,659
Work-in-process	6,311	26,269
Finished goods	717,058	671,062
Total gross inventories	3,435,553	3,393,990
Less reserve for obsolescence	(439,156)	(369,156)
Total net inventories	$2,996,397	$3,024,834

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended December 31	2024	2023
Balance, beginning of year	$369,156	$369,156
Provision for estimated obsolescence	89,667	46,589
Write-off of obsolete inventory	(19,667)	(46,589)
Balance, end of year	$439,156	$369,156

Property, Plant and Equipment.   Property, plant and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years; three years for software and technology licenses; 15 years for space modifications and for training courses; 39 years for the cost of the building we purchased in October 2014. We utilize the declining balance method of depreciation for property, equipment and space modifications, and the straight-line method of depreciation for software, training courses, and the building, due to the expected usage of these assets over time. These methods are expected to continue throughout the life of the assets. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.  Depreciation expense for the years ended December 31, 2024 and 2023 was $286,815 and $253,876 respectively. No depreciation is recorded on equipment, software and space modifications not in service until such time as they are placed in service. Gain or loss on property, plant and equipment that is disposed of is recognized in operations in the statements of income (loss).

Impairment of Long-Lived Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell. No impairments were recorded for the years ended December 31, 2024 and 2023 respectively.

Patents.   The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (20 years for utility patents in the United States, and 14 years for design patents).  Amortization expense for the years ended December 31, 2024 and 2023, was $7,424 and $6,644 respectively.  Amortization expense for each of the next 5 years is estimated to be $14,273 per year. Capitalized costs are expensed if patents are not granted.  We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.  No impairments were included in amortization expense for the years ended December 31, 2024 and 2023 respectively.  A summary of our patents at December 31, 2024 and 2023 is as follows:

	2024	2023
Patents issued	$191,871	$191,871
Patent applications filed and in process	48,266	26,558
Accumulated amortization	(161,414)	(153,990)
Total net patents	$78,723	$64,439

Customer and Tenant Deposits. We include customer pre-payments on future orders and tenant security deposits in customer deposits, as shown below. Customer pre-payments are reclassified as revenue when orders are shipped. Tenant security deposits are refunded to tenant upon expiration of lease.

Accrued Expenses. We have accrued various expenses in our December 31 balance sheets, as follows.

	2024	2023
Compensation	$162,355	$218,572
Property and other taxes	94,894	75,634
Rebates	36,732	35,105
Total accrued expenses	$293,981	$329,311

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

Years Ended December 31	2024	2023
Balance, beginning of year	$46,500	$46,500
Provision for estimated warranty claims	40,398	28,191
Claims made and paid	(40,398)	(28,191)
Balance, end of year	$46,500	$46,500

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. For the years ended December 31, 2024 and 2023, we did not have any significant interest or penalties associated with uncertain tax positions.

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

Rental income from 2,774 square feet of space leased to our tenant is recognized in the month in which it is due, which approximates if it were recognized on a straight-line basis over the term of the related lease. The lease expires on June 30, 2025 and does not have an option to renew.

On occasion we receive customer deposits for future product orders and product developments. Customer deposits are initially recorded as a liability and recognized as revenue when the product is shipped and title has passed to the customer, or when agreed milestones are met in the case of product developments.

The following is the disaggregation of revenue into broad categories, which we have defined as shown below.

	Year Ended December 31,
Product sales:	2024	2023
Product sales and supplies	$7,737,741	$8,359,687
Training, certification and data recording	651,426	785,209
Service plans and equipment rental	81,818	83,947
Product sales subtotal	8,470,985	9,228,843
Royalties	34,382	32,299
Rental income	32,778	68,424
Total revenues	$8,538,145	$9,329,566

Deferred Revenue. Deferred revenues arise from service contracts and from direct training revenue. Revenues from service contracts are recognized on a straight-line basis over the life of the contract, generally one year, and are included in product revenue in our statements of income (loss). However, there are occasions when they are written for longer terms up to four years. The revenues from that portion of the contract that extend beyond one year are shown in our balance sheets as long term. Deferred revenues also result from direct training revenue that needs to be scheduled based on the customer’s and Lifeloc’s availability. Revenue is recognized when training is complete and is included in product sales in our statements of income. All direct training are for less than one year and all deferred revenues from this source are shown in our balance sheets as short term.

Rebates. Our rebate program is available to certain of our North American workplace distributors in good standing who are responsible for sales equaling at least $25,000 in one calendar year. Distributors in good standing who meet the required sales threshold earn a rebate equal to between 1 and 10 percent of that distributor's total sales of the Company's products. We accrue for these rebates monthly; they are shown in our balance sheets as accrued expenses. We paid $35,502 and $34,051 of rebates for the years ending December 31, 2024 and 2023 respectively.

Recently Issued Accounting Pronouncements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. See Note 10 for changes to our reportable segment disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

The Company does not believe that issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Research and Development Expenses. Equipment, software and space modifications used for research and development that have an alternative future use are capitalized in property, plant and equipment in the balance sheets. Equipment, software and space modifications used for research and development that have no alternative future use are expensed as research and development costs as incurred.

Stock-Based Compensation. Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, Compensation – Stock Compensation ("ASC 718"). Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards on the date of grant based on the trading price of stock issued. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of income.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the requisite service periods in the accompanying statement of income (loss). Forfeitures are recognized as they occur.

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

Accounting Standards Update 2023-07 requires significant segment expenses be disclosed for each reportable segment. See Note 10 for a table showing expense allocations for our product sales segment.

The chief operating decision maker evaluates the performance of the Company’s reportable segments based on segment profit or loss from operations, which is inclusive of all respective expenses. The profitability target of each segment is at the profit or loss from operations level, which is how the chief operating decision maker assesses performance. The chief operating decision maker also uses profit or loss from operations to allocate capital and personnel to the segments, which is typically done to improve the efficiency and effectiveness of operations or for expansion of operations, and ultimately to increase profit from operations. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each business requires different expertise to ensure quality products are produced in an efficient manner and because each business has a different customer base. We view our rentals segment as immaterial as the chief operating decision maker is focused primarily on the products segment. The Company’s chief operating decision maker is the chief executive officer.

3. BASIC AND DILUTED INCOME AND LOSS PER COMMON SHARE

We report both basic and diluted net income or loss per common share. Basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options and warrants to purchase shares where the exercise price was greater than the average market price of common shares for the period.

The following table presents the calculation of basic and diluted net income (loss) per common share:

	Years Ended December 31,
	2024	2023
Net income (loss)	$(1,052,948)	$(205,614)
Weighted average shares-basic	2,546,493	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,546,493	2,454,116
Net income (loss) per share-basic	$(0.41)	$0.08
Net income (loss) per share-diluted	$(0.41)	$0.08
Antidilutive employee stock options	122,000	—
Antidilutive warrants	62,500	—

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

A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended December 31, 2024 and 2023 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2022	113,000	$4.09
Granted	15,000	3.80
Forfeited/expired	(5,000)	—
BALANCE AT DECEMBER 31, 2023	123,000	$3.80
Forfeited/expired	(1,000)	—
BALANCE AT DECEMBER 31, 2024	122,000	$3.80

The options outstanding at December 31, 2024 are fully vested and have a weighted average life of 0.56 years.

The options outstanding at December 31, 2024 had an intrinsic value of $0.

The exercise price of all options granted through December 31, 2024 has been equal to or greater than the fair market value as of the date of grant, as determined by the Board. As of December 31, 2024, no options for our common stock remain available for grant under the 2013 Plan as it has expired.

No options were exercised during the years ended December 31, 2024 and 2023.

At December 31, 2024 there were 62,500 warrants outstanding with a life of 6 years and with an exercise price of $4.50. There were no warrants outstanding at December 31, 2023.

5. DEBT

Debenture. On December 31, 2024 we issued a $750,000 debenture subordinated to obligations to the Company’s general and secured creditors that calls for interest only at 8.25% payable quarterly in the first year, with monthly payments of $9,199 including principal and interest at 8.25% commencing in the second year based on a ten year amortization schedule. A balloon payment of $451,012 is due in full on December 31, 2030.

In consideration of the lender providing the financing, the Company issued warrants which entitle the holder to purchase 62,500 shares of our common stock at $4.50 per share. The warrants were immediately and fully vested, and have a life of 6 years. If the debenture is paid in full on or before December 31, 2029, the warrants will have a life of five years.

The factors used to calculate the estimated value of the warrants and the resulting fair market value, were as follows.

Stock price	$2.75
Exercise price per share	$4.50
Original term (years)	6
Volatility	116.58%
Annual rate of quarterly dividends	None
Risk free interest rate	4.38%
Fair market value of warrants	$120,000

Applying these assumptions resulted in a relative fair value of $120,000, all of which was recorded as debt discount with a corresponding credit to common stock. The debt discount will be amortized as interest expense of $20,000 annually over six years.

Our minimum future principal payments on this subordinated debenture, by year, are as follows:

2025	$—
2026	50,389
2027	54,707
2028	59,395
2029	64,485
2030	521,024
Total	750,000
Less debt issuance cost	(120,000)
Net subordinated debenture payable	630,000
Less current portion	-
Long term portion	$630,000

Term Loan Payable. The term loan is secured by a first mortgage on our building, and is payable in 119 equal monthly installments of $7,453, including principal and interest at 2.95% based on a 360 day year, plus a final payment of $773,727 (excluding interest) on September 30, 2031.  Our minimum future principal payments on this term loan, by year, are as follows:

2025	$55,345
2026	57,000
2027	58,704
2028	60,460
2029	62,268
2030 – 2031	887,210
Total	1,180,987
Less debt issuance cost	(8,640)
Net term loan payable	1,172,347
Less current portion	(53,195)
Long term portion	$1,119,152

6. COMMITMENTS AND CONTINGENCIES.

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships. As of December 31, 2024 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $2,025,429 at December 31, 2024.

Regulatory Commitments. We are subject to certain regulations of the United States Department of Transportation and various state departments of transportation. We believe that we are in substantial compliance with all known applicable regulations.

7. INCOME TAXES.

Our income tax (provision) benefit is summarized below.

Years Ended	December 31, 2024	December 31, 2023
Current:
Federal	$—	$(83,093)
State	—	(33,877)
Total current expense	—	(116,970)
Deferred:
Federal	292,691	421,753
State	59,856	63,470
Total deferred benefit	352,547	485,223
Total benefit	$352,547	$368,253

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $187,234 has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit provision for income taxes consist of the following:

Years Ended	December 31, 2024	December 31, 2023
Federal statutory rate	$295,154	$34,154
Effect of:
State taxes, net of federal tax benefit	47,906	37,741
Deferred tax benefit	—	485,223
Change in estimate	127,744	—
Effect of research credit	71,437	(374,004)
Other	(2,460)	185,139
Change in valuation allowance	(187,234)	—
Total benefit provision	$352,547	$368,253

The components of the deferred tax asset at December 31, 2024 and 2023 are as follows:

	2024	2023
Bad debt reserve	$1,713	$1,270
Inventory reserve	107,488	93,766
Increasing research activities credit carryover	237,166	—
RADAR asset amortization	58,113	68,722
Research and development expenses	893,024	586,080
Accrued vacation	22,710	21,989
Deferred income	14,838	23,014
Warranty reserve	11,381	11,811
Total deferred tax asset	1,346,433	806,652
Less valuation allowance	(187,234)	—
Net deferred tax asset	$1,159,199	$806,652

The Company has an Increasing Research Activities Credit carryover of $237,166 which expires between the years 2039 through 2044. Our income tax filings in the United States and state jurisdictions are open to examination for the 2022 – 2024 tax years. Tax attributes from years prior to that can be adjusted as a result of examinations. In the event we are assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense. The Company has reviewed its tax positions and believes it has not taken a position that would not be sustained under examination.

8. LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at December 31, 2024 or December 31, 2023, and therefore made no accruals for legal proceedings in either 2024 or 2023.

9. MAJOR CUSTOMERS/SUPPLIERS

We depend on sales that are generated from our customers' ongoing usage of alcohol testing instruments.

One customer contributed 9% ($765,562) to our product sales in 2024, a second customer contributed 4% ($333,185), a third customer contributed 2% ($269,513), and no other customer contributed more than 2%. One customer contributed 9% ($790,495) to our total sales in 2023, a second customer contributed 4% ($405,003), a third customer contributed 2% ($201,163), and no other customer contributed more than 3%. In making this determination, we considered the federal government, state governments, local governments, and foreign governments each as a single customer.

In 2024, we depended upon three vendors for approximately 27% of our purchases (three vendors and 28% respectively in 2023).

10. DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We have adopted a 401(k) Profit Sharing Plan (“401(k) Plan”) which covers all full-time employees who have completed 3 months of full-time continuous service and are age eighteen or older. Participants may defer up to 100% of their gross pay up to 401(k) Plan limits. Participants are immediately vested in their contributions. We make monthly discretionary matching contributions of 3% of the total payroll of the participating employees. In 2024 and 2023 we contributed $69,678 and $64,608 respectively. The participants vest in Company contributions based on years of service, with a participant fully vested after six years of credited service.

11. BUSINESS SEGMENTS

We currently have two business segments: (i) the sale of physical products, including portable hand-held breathalyzers and related accessories, supplies, education, training (“Product Sales”), and royalties from development contracts with OEM manufacturers (“Royalties” and, together with Product Sales, the "Products" segment), and (ii) rental of a portion of our building (the “Rentals” segment).  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

Operating profits for these segments exclude unallocated corporate items.  Administrative and staff costs were commonly used by all business segments and were indistinguishable.

The following sets forth information about the operations of the business segments for the years ended December 31, 2024 and 2023.

	2024	2023
Product sales	$8,470,985	$9,228,843
Royalties	34,382	32,299
Products subtotal	8,505,367	9,261,142
Rentals	32,778	68,424
Total	$8,538,145	$9,329,566
Gross profit:
Product sales	$3,404,206	$3,968,505
Royalties	34,382	32,299
Products subtotal	3,438,588	4,000,804
Rentals	7,511	38,866
Total	$3,446,099	$4,039,670

Interest expense:
Product sales	$35,679	$31,648
Royalties	—	—
Products subtotal	35,679	31,648
Rentals	4,466	9,918
Total	$40,145	$41,566

Net income (loss) before taxes:
Product sales	$(1,442,260)	$(223,886)
Royalties	32,299	32,299
Products subtotal	(1,409,961)	(191,587)
Rentals	4,466	28,948
Total	$(1,405,495)	$(162,639)

Depreciation and amortization:
Product sales	$287,025	$245,400
Royalties	—	—
Products subtotal	287,025	245,400
Rentals	7,014	15,120
Total	$294,039	$260,520

There were no intersegment revenues.

Accounting Standards Update 2023-07 requires all public entities to disclose significant segment expenses for each reportable segment. We have excluded our rentals segment and allocated all expenses to the products segment in the table below as the rentals segment is immaterial. Similarly, royalties are excluded as none of the expenses are attributable to royalties.

	Years Ended December 31,
	2024	2023
Product sales	$8,470,985	$9,228,843
Cost of sales	5,066,779	5,251,030
Gross profit	3,404,206	3,977,813
Less: Research, development, and sustaining engineering	2,242,869	1,835,164
Sales and marketing	1,358,211	1,225,381
General and administrative	1,253,236	1,170,260
Operating loss before royalties and building rentals	(1,450,110)	(252,992)
Royalties	34,382	32,299
Building rentals operating income	7,511	29,558
Operating income (loss)	$(1,408,217)	$191,135

Our purchases of assets for the above products segment for the years December 31, 2024 and 2023 were as follows.

	2024	2023
Property, plant and equipment	$539,731	$6,811
Purchases of research and development equipment, software and space modifications not in service	128,007	—
Patent filing cost	21,708	1,404
Total	$689,446	$8,215

No assets were purchased for the rentals segment.

The following sets forth domestic and international product sales for the years ended December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Domestic	6,009,596	71	6,583,440	71
International	2,461,389	29	2,645,403	29
Total	8,470,985	100	9,228,843	100

At December 31, 2024, $104,697 of our assets were used in the Rentals segment, with the remainder, $8,620,072, used in the Products and unallocated segments. Future rental income and related expenses will depend on whether existing leases are renewed. Minimum base rents for leases in place at December 31, 2024 are scheduled to be $16,632 in 2024.

12. SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosure in the notes to our financial statements, except as follows.

In January, 2025 we issued our purchase order totaling $487,300 for additional work required to complete a portion of the SpinDx development performed by outside contractors.

In February, 2025 options to purchase 88,500 shares of our common stock were exercised at a price of $3.80 per share for total proceeds of $336,300. Our president and CEO exercised 37,500 options, and 2 directors exercised 1,000 options each. EDCO Partners, LLLP, of which the CFO and a director is the general partner and a third director provided $136,040 to enable selected option holders to exercise and simultaneously sell their shares to EDCO Partners and to the third director.

In March, 2025 a $75,000 subordinated debenture was issued to an unrelated party who is also a limited partner of EDCO Partners LLLP. The terms of the debenture provide for interest at 8.25% per annum, with interest only payable in 2025, and monthly payments commencing in 2026 based on a ten year amortization schedule with the balance due in full on December 31, 2030. Warrants entitling the holder to purchase 6,250 shares of our common stock at $4.50 apiece were attached.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Internal Control over Financial Reporting

(a)	Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2014.  Based on our evaluation under the framework in Internal Control-Integrated Framework issued by the COSO in 2014, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

(c)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2024 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2024.

Policy Prohibiting Insider Trading and Related Procedures.

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of the registrant’s securities by directors, senior management, and employees. A copy of the insider trading policy is filed as an exhibit to this Annual Report.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2024.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	122,000	$3.80	—
Equity compensation plans not approved by security holders	—	—	—
Total	122,000	$3.80	—

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2024.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our financial statements are provided under Item 8 of this Annual Report.

(b) The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Incorporation, dated as of December 29, 1983	10-12G	3/31/2011	3.1
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986	10-12G	3/31/2011	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986	10-12G	3/31/2011	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988	10-12G	3/31/2011	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991	10-12G	3/31/2011	3.5
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993	10-12G	3/31/2011	3.6
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992	10-12G	3/31/2011	3.7
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997	10-12G	3/31/2011	3.8
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998	10-12G	3/31/2011	3.9
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994	10-12G	3/31/2011	3.10
3.11	Bylaws	10-12G	3/31/2011	3.11
3.12	Amended and Restated Bylaws of Lifeloc Technologies, Inc., dated as of March 31, 2017	8-K	4/4/2017	3.1
4.1	Form of Certificate representing Common Stock	10-12G	3/31/2011	4.1
10.1	Form of Standard Distribution Agreement				X
10.2†	2013 Stock Option Plan	10-Q	5/8/2013	10.1
10.3†	Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated October 5, 2018	8-K	10/10/2017	10.1
10.4†	Lifeloc Technologies, Inc. Option Agreement with Dr. Wayne Willkomm, Ph.D., dated March 31, 2021				X
10.5*	Exclusive Patent License Agreement No. 15-C02736, by and between Sandia Corporation and Lifeloc Technologies, Inc., dated August 29, 2016				X
10.6*	Amendment No. 1 to License Agreement No. 15-C02736, between National Technology & Engineering Solutions of Sandia, LLC and Lifeloc Technologies, Inc., dated June 11, 2020				X
10.7*	Amendment No. 2 to License Agreement No. 15-C02736, between National Technology & Engineering Solutions of Sandia, LLC and Lifeloc Technologies, Inc., dated August 24, 2021				X
10.8	Business Loan Agreement, between Citywide Banks and Lifeloc Technologies, Inc., dated September 30, 2021				X
10.9	Deed of Trust, between Citywide Banks and Lifeloc Technologies, Inc., dated September 30, 2021				X
19.1	Insider Trading Policy				X
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002				X
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

† Indicates a management contract or compensatory plan or arrangement.

* Certain portions of this exhibit have been redacted because they are both (i) not material and (ii) would likely cause competitive harm to the company if publicly disclosed. The company agrees to furnish an unredacted copy of this exhibit to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2025

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
Chief Executive Officer and President (Principal Executive Officer) Director

/s/ Vern D. Kornelsen
Vern D. Kornelsen
Chief Financial Officer (Principal Financial Officer) Director

/s/ Michelle Heim
Michelle Heim Controller (Principal Accounting Officer)

/s/ Adam Kashenberg
Adam Kashenberg Director

/s/ Michael J. Kornelsen
Michael J. Kornelsen, D.M.A. Director

/s/ Donald E. Siecke
Donald E. Siecke Director

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Incorporation, dated as of December 29, 1983	10-12G	3/31/2011	3.1
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986	10-12G	3/31/2011	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986	10-12G	3/31/2011	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988	10-12G	3/31/2011	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991	10-12G	3/31/2011	3.5
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993	10-12G	3/31/2011	3.6
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992	10-12G	3/31/2011	3.7
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997	10-12G	3/31/2011	3.8
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998	10-12G	3/31/2011	3.9
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994	10-12G	3/31/2011	3.10
3.11	Bylaws	10-12G	3/31/2011	3.11
3.12	Amended and Restated Bylaws of Lifeloc Technologies, Inc., dated as of March 31, 2017	8-K	4/4/2017	3.1
4.1	Form of Certificate representing Common Stock	10-12G	3/31/2011	4.1
10.1	Form of Standard Distribution Agreement				X
10.2†	2013 Stock Option Plan	10-Q	5/8/2013	10.1
10.3†	Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated October 5, 2018	8-K	10/10/2017	10.1
10.4†	Lifeloc Technologies, Inc. Option Agreement with Dr. Wayne Willkomm, Ph.D., dated March 31, 2021				X
10.5*	Exclusive Patent License Agreement No. 15-C02736, by and between Sandia Corporation and Lifeloc Technologies, Inc., dated August 29, 2016				X
10.6*	Amendment No. 1 to License Agreement No. 15-C02736, between National Technology & Engineering Solutions of Sandia, LLC and Lifeloc Technologies, Inc., dated June 11, 2020				X
10.7*	Amendment No. 2 to License Agreement No. 15-C02736, between National Technology & Engineering Solutions of Sandia, LLC and Lifeloc Technologies, Inc., dated August 24, 2021				X
10.8	Business Loan Agreement, between Citywide Banks and Lifeloc Technologies, Inc., dated September 30, 2021				X
10.9	Deed of Trust, between Citywide Banks and Lifeloc Technologies, Inc., dated September 30, 2021				X
19.1	Insider Trading Policy				X
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002				X
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

† Indicates a management contract or compensatory plan or arrangement.

* Certain portions of this exhibit have been redacted because they are both (i) not material and (ii) would likely cause competitive harm to the company if publicly disclosed. The company agrees to furnish an unredacted copy of this exhibit to the SEC upon request.