Form 10-Q
period 2025-03-31
Lifeloc Technologies, Inc
filed 2025-05-15
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,752,616 Shares
(Class)	(outstanding at March 31, 2025)

LIFELOC TECHNOLOGIES, INC.

 FORM 10-Q

 For the Three Months Ended March 31, 2025

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.

Condensed Balance Sheets (Unaudited)

ASSETS
CURRENT ASSETS:	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,522,457	$1,243,746
Accounts receivable, net	761,697	732,541
Inventories, net	2,941,549	2,996,397
Federal and state income taxes receivable	80,710	80,560
Prepaid expenses and other	369,688	40,045
Total current assets	5,676,101	5,093,289

PROPERTY, PLANT AND EQUIPMENT:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	1,349,839	1,349,839
Training courses	432,375	432,375
Office equipment, software and space modifications	254,333	254,333
Sales and marketing equipment and space modifications	226,356	226,356
Research and development equipment, software and space modifications	805,012	787,664
Research and development equipment, software and space modifications not in service	129,207	128,007
Less accumulated depreciation	(3,719,290)	(3,613,452)
Total property and equipment, net	2,294,007	2,381,297

OTHER ASSETS:
Patents, net	76,818	78,723
Deposits and other	12,823	12,261
Deferred income taxes	1,159,199	1,159,199
Total other assets	1,248,840	1,250,183

Total assets	$9,218,948	$8,724,769

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$594,252	$251,627
Term loan payable, current portion	53,604	53,195
Subordinated debentures payable, current portion	7,933	—
Customer and tenant deposits	124,209	43,814
Accrued expenses	244,634	293,981
Deferred revenue, current portion	62,437	54,458
Product warranty reserve	46,500	46,500
Total current liabilities	1,133,569	743,575

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,099,722	1,119,152

SUBORDINATED DEBENTURES PAYABLE, net of debt issuance costs	690,238	630,000

DEFERRED REVENUE, net of current portion	13,928	6,165
Total liabilities	2,937,457	2,498,892

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,752,616 shares outstanding (2,664,116 outstanding at December 31, 2024)	5,934,314	5,586,014
Retained earnings	347,177	639,863
Total stockholders' equity	6,281,491	6,225,877

Total liabilities and stockholders' equity	$9,218,948	$8,724,769

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of (Loss) (Unaudited)

	Three Months Ended March 31,
REVENUES:	2025	2024
Product sales	$2,263,047	$2,134,434
Royalties	5,671	10,936
Rental income	8,316	8,073
Total	2,277,034	2,153,443

COST OF SALES	1,368,468	1,318,136

GROSS PROFIT	908,566	835,307

OPERATING EXPENSES:
Research, development, and sustaining engineering	469,680	555,599
Sales and marketing	334,556	345,009
General and administrative	384,878	314,926
Total	1,189,114	1,215,534

OPERATING (LOSS)	(280,548)	(380,227)

OTHER INCOME (EXPENSE):
Interest income	12,357	17,672
Interest expense	(24,495)	(10,150)
Total	(12,138)	7,522

NET (LOSS) BEFORE PROVISION FOR TAXES	(292,686)	(372,705)

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	—	88,899

NET (LOSS)	$(292,686)	$(283,806)

NET (LOSS) PER SHARE, BASIC	$(0.11)	$(0.12)

NET (LOSS) PER SHARE, DILUTED	$(0.11)	$(0.12)

WEIGHTED AVERAGE SHARES, BASIC	2,694,599	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,694,599	2,454,116

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

Lifeloc Technologies, Inc.

Condensed Statements of Changes in Stockholders' Equity (Unaudited)

For The Three Months Ended March 31, 2025 and 2024

	2025				2024
	Common Stock Shares	Common Stock Amount	Retained Earnings	Total	Common Stock Shares	Common Stock Amount	Retained Earnings	Total
Beginning balance	2,664,116	$5,586,014	$639,863	$6,225,877	2,454,116	$4,668,014	$1,692,811	$6,360,825
Warrants issued with subordinated debenture	—	12,000	—	12,000	—	—	—	—
Issuance of shares from option exercise	88,500	336,300	—	336,300	—	—	—	—
Net (loss)	—	—	(292,686)	(292,686)	—	—	(283,806)	(283,806)
Ending balance	2,752,616	$5,934,314	$347,177	$6,281,491	2,454,116	$4,668,014	$1,409,005	$6,077,019

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2025	2024
Net (loss)	$(292,686)	$(283,806)
Adjustments to reconcile net (loss) to net cash (used in) operating activities-
Depreciation and amortization	107,577	51,085
Provision for inventory obsolescence, net change	—	17,500
Deferred taxes, net change	—	(88,899)
Changes in operating assets and liabilities-
Accounts receivable	(29,156)	55,219
Inventories	54,848	(10,171)
Federal and state income taxes receivable	(150)	—
Prepaid expenses and other	(329,643)	(160,989)
Deposits and other	(562)	(154,012)
Accounts payable	342,625	153,929
Income taxes payable	—	(44,952)
Customer and tenant deposits	80,395	(17,667)
Accrued expenses	(49,347)	(153,395)
Deferred revenue	15,742	(5,498)
Net cash (used in) operating activities	(100,357)	(641,656)

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchases of office equipment, software and space modifications	—	(16,572)
Purchases of research and development equipment, software and space modifications	(17,348)	(41,858)
Purchases of research and development equipment, software and space modifications not in service	(1,200)	—
Patent filing expense	—	(21,708)
Net cash (used in) investing activities	(18,548)	(80,138)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Principal payments made on term loan	(13,684)	(13,287)
Proceeds from issuance of subordinated debenture	75,000	—
Issuance of shares from option exercise	336,300	—
Net cash provided from (used in) financing activities	397,616	(13,287)

NET INCREASE (DECREASE) IN CASH	278,711	(735,081)

CASH, BEGINNING OF PERIOD	1,243,746	1,766,621

CASH, END OF PERIOD	$1,522,457	$1,031,540

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$19,324	$9,073

Cash paid for income tax	$150	$6,440

Non-cash financing and investing activities: warrants issued with subordinated debenture	$12,000	$—

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

  LIFELOC TECHNOLOGIES, INC.

Notes to Condensed Financial Statements (Unaudited)

March 31, 2025 and 2024

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

Lifeloc incorporated in Colorado in December 1983. We filed a registration statement on Form 10 with the Securities and Exchange Commission, which became effective on May 31, 2011.  Our fiscal year end is December 31.  Our principal executive offices are located at 12441 West 49th Avenue, Unit 4, Wheat Ridge, Colorado 80033-3338. Our telephone number is (303) 431-9500.  Our websites are www.lifeloc.com and www.lifelocuniversity.com.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCESSES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC.  In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the financial position as of March 31, 2025 and December 31, 2024, and the results of operations and cash flows for the three months ended March 31, 2025 and March 31, 2024. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2024 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Debt Issuance Costs. The term loan and the subordinated debentures are shown in the accompanying balance sheet net of debt issuance costs. Deferred debt issuance costs are amortized over the life of the term loan and the subordinated debentures on a straight-line basis, which approximates the effective interest method.  Total debt issuance cost amortization during the three months ended March 31, 2025 and 2024 was $5,171 and $1,076 respectively, and is included within interest expense on the statements of income (loss).

Inventories.   Inventories are stated at the lower of standard cost or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value after cost to sell, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2025 and December 31, 2024, inventory consisted of the following:

	2025	2024
Raw materials & deposits	$2,700,780	$2,712,184
Work-in-process	20,795	6,311
Finished goods	659,130	717,058
Total gross inventories	3,380,705	3,435,553
Less reserve for obsolescence	(439,156)	(439,156)
Total net inventories	$2,941,549	$2,996,397

Income Taxes. We account for income taxes under the provisions of ASC Topic 740, Accounting for Income Taxes ("ASC 740"). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. We estimate that our current effective tax rate to be 0% for 2025.

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

Deferred Revenue. Deferred revenues arise from service contracts and from direct training revenue. Revenues from service contracts are recognized on a straight-line basis over the life of the contract, generally one year, and are included in product revenue in our statements of income (loss). However, there are occasions when they are written for longer terms up to four years. The revenues from that portion of the contract that extend beyond one year are shown in our balance sheets as long term. Deferred revenues also result from direct training revenue that needs to be scheduled based on the customer’s and Lifeloc’s availability. Revenue is recognized when training is complete and is included in product sales in our statements of income. All direct training is for less than one year and all deferred revenues from this source are shown in our balance sheets as short term.

Recently Issued Accounting Pronouncements.

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

3. BASIC AND DILUTED (LOSS) PER COMMON SHARE

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

The following table presents the calculation of basic and diluted net (loss) per common share for three months ended March 31, 2025 and March 31, 2024.

	2025	2024
Net (loss)	$(292,686)	$(283,806)
Weighted average shares-basic	2,694,599	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,694,599	2,454,116
Net (loss) per share-basic	$(0.11)	$(0.12)
Net (loss) per share-diluted	$(0.11)	$(0.12)

4. STOCKHOLDERS' EQUITY

In February 2025 options to purchase 88,500 shares of our common stock were exercised at a price of $3.80 per share for total proceeds of $336,300. Our president and CEO exercised 37,500 options, and 2 directors exercised 1,000 options each. EDCO Partners, LLLP, of which our CFO and board chairman is the general partner provided $132,240 to enable 19 option holders to exercise and simultaneously sell their shares to EDCO Partners, to be held on behalf of certain of its limited partners, including a third director and an entity controlled by our CFO and board chairman. There was no intrinsic value on the exercised options. At March 31, 2025 33,500 options remained outstanding with a weighted average life of 1.33 years. All 33,500 of these options were fully vested.

The options outstanding at March 31, 2025 had an intrinsic value of $0.

At March 31, 2025 there were 68,750 warrants outstanding, all with an exercise price of $4.50 and all expiring December 31, 2030. There were 62,500 warrants outstanding at December 31, 2024.

5. DEBT

Debentures. On December 31, 2024 we issued a $750,000 debenture subordinated to obligations to the Company’s general and secured creditors that calls for interest only at 8.25% payable quarterly in 2025, with monthly payments of $9,199 including principal and interest at 8.25% commencing on January 31, 2026 based on a ten year amortization schedule. A balloon payment of $451,012 is due in full on December 31, 2030.

In consideration of the lender providing the financing, the Company issued warrants which entitle the holder to purchase 62,500 shares of our common stock at $4.50 per share. The warrants have a life of 72 months. If the debenture is paid in full on or before December 31, 2029, the warrants will have a life of 60 months.

The factors used to calculate the estimated value of the warrants and the resulting fair value, were as follows.

Stock price	$3.45
Exercise price per share	$4.50
Original term (months)	72
Volatility	116.58%
Annual rate of quarterly dividends	None
Risk free interest rate	4.38%
Fair value of warrants	$120,000

On March 1, 2025 we issued a $75,000 debenture subordinated to obligations to the Company’s general and secured creditors that calls for interest only at 8.25% payable quarterly in 2025, with monthly payments of $920 including principal and interest at 8.25% commencing on January 31, 2026 based on a ten year amortization schedule. A balloon payment of $45,707 is due in full on December 31, 2030.

In consideration of the lender providing the financing, the Company issued warrants which entitle the holder to purchase 6,250 shares of our common stock at $4.50 per share. The warrants have a life of 70 months. If the debenture is paid in full on or before December 31, 2029, the warrants will have a life of 60 months.

The factors used to calculate the estimated value of the warrants and the resulting fair value, were as follows.

Stock price	$2.75
Exercise price per share	$4.50
Original term (months)	70
Volatility	116.58%
Annual rate of quarterly dividends	None
Risk free interest rate	4.38%
Fair value of warrants	$12,000

Applying these assumptions resulted in a relative fair value of $132,000, all of which was recorded as debt discount with a corresponding credit to common stock. The debt discount will be amortized as interest expense of $22,000 annually over the respective terms of the debt.

Our minimum future principal payments on these subordinated debentures, by year, are as follows:

March 31, 2026	$13,433
March 31, 2027	56,579
March 31, 2028	61,428
March 31, 2029	66,692
March 31, 2030	72,407
December 31, 2030	554,461
Total	825,000
Less debt issuance cost	(126,829)
Net subordinated debenture payable	698,171
Less current portion	(7,933)
Long term portion	$690,238

Term Loan Payable. The term loan is secured by a first mortgage on our building, and is payable in 119 equal monthly installments of $7,453, including principal and interest at 2.95% based on a 360 day year, plus a final payment of $773,727 (excluding interest) on September 30, 2031.  Our minimum future principal payments on this term loan, by year, are as follows:

2025	$41,661
2026	57,000
2027	58,704
2028	60,460
2029	62,268
2030 – 2031	887,210
Total	1,167,303
Less debt issuance cost	(13,977)
Net term loan payable	1,153,326
Less current portion	(53,604)
Long term portion	$1,099,722

6. COMMITMENTS AND CONTINGENCIES.

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships. As of March 31, 2025, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $2,684,840 at March 31, 2025.

Regulatory Commitments. We are subject to certain regulations of the United States Department of Transportation and various state departments of transportation. We believe that we are in substantial compliance with all known applicable regulations.

7. LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at March 31, 2025 or December 31, 2024, and therefore made no accruals for legal proceedings in either 2025 or 2024.

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

The following sets forth information about the operations of the business segments for the three months ended March 31, 2025 and 2024. There were no intersegment revenues.

Revenues:	2025	2024
Product sales	$2,263,047	$2,134,434
Royalties	5,671	10,936
Products subtotal	2,268,718	2,145,370
Rentals	8,316	8,073
Total	2,277,034	2,153,443

Gross profit:
Product sales	899,242	819,355
Royalties	5,671	10,936
Products subtotal	904,913	830,291
Rentals	3,653	5,016
Total	908,566	835,307

Interest expense:
Product sales	23,454	8,895
Royalties	—	—
Products subtotal	23,454	8,895
Rentals	1,041	1,255
Total	24,495	10,150

Net income (loss) before taxes:
Product sales	(300,969)	(387,402)
Royalties	5,671	10,936
Products subtotal	(295,298)	(376,466)
Rentals	2,612	3,761
Total	$(292,686)	$(372,705)

Significant segment expenses are as follows. We have excluded our rentals segment and allocated all expenses to the products segment in the table below as the rentals segment is immaterial. Similarly, royalties are excluded as none of the expenses are attributable to royalties.

	Three Months Ended March 31,
	2025	2024
Product sales	$2,263,047	$2,134,434
Cost of sales	(1,363,805)	(1,312,212)
Gross profit	899,242	822,222
Less: research, development and sustaining engineering	(469,680)	(555,599)
Sales and marketing	(334,556)	(345,009)
General and administrative	(384,878)	(314,925)
Interest income	12,357	17,672
Interest expense	(24,495)	(10,150)
Operating loss before royalties and building rentals	(302,010)	(385,789)
Royalties	5,671	10,936
Building rentals operating income	3,653	2,148
Operating (loss) before taxes	$(292,686)	$(372,705)

The following sets forth domestic and international product sales for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Domestic	$1,599,796	$1,629,080
International	663,251	505,354
Total	$2,263,047	$2,134,434

Our purchases of assets for the above products segment for the three months ended March 31, 2025 and March 31, 2024 were as follows.

	2025	2024
Property, plant and equipment	$—	$16,572
Research and development equipment, software and space modifications purchased or placed in service	17,348	41,858
Research and development equipment, software and space modifications placed in service	1,200	—
Patent filing cost	—	21,708
Total	$18,548	$80,138

No assets were purchased for the rentals segment.

At March 31, 2025, $104,697 of our assets were used in the Rentals segment, with the remainder, $9,114,251, used in the Products and unallocated segments. Minimum base rent for the lease in place at March 31, 2025 is scheduled to be $8,316 in the second quarter of 2025. At December 31, 2024, $104,697 of our assets were used in the Rentals segment, with the remainder, $8,620,072 used in the Products and unallocated segments.

The following is the disaggregation of revenue into broad categories, which we have defined as shown below for the three months ended March 31, 2025 and March 31, 2024.

Product sales:	2025	2024
Product sales and supplies	$2,111,570	$1,911,824
Training, certification and data recording	128,558	204,059
Service plans and equipment rental	22,919	18,551
Product sales subtotal	2,263,047	2,134,434
Royalties	5,671	10,936
Rental income	8,316	8,073
Total revenues	$2,277,034	$2,153,443

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans" or "anticipates" or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled "Risk Factors" in our December 31, 2024 Form 10-K.

Overview

Lifeloc Technologies, Inc., a Colorado corporation (“Lifeloc” or the “Company”), is a leading developer, manufacturer and marketer of portable hand-held and fixed station breathalyzers, now focused on expanding our offerings into technologies for the detection of drugs of abuse.

We began our alcohol breath testing product line in 1989 with the PBA3000, later replaced by the Phoenix® Classic in 1998, and subsequently by the FC Series and Workplace Series. Our FC Series, launched in 2001, is designed for domestic and international law enforcement and corrections markets and is approved by the U.S. Department of Transportation (DOT) for evidential use. Our Workplace Series, including the EV30 and Phoenix® 6.0 released in 2005 and 2006, also received DOT approval for federally regulated workplace testing. We have since introduced a range of innovations such as Bluetooth connectivity, passive screening devices like the FC5 and Sentinel™ stations, and the EASYCAL® automatic calibration systems.

We compete in all major segments of the portable breath alcohol testing instrument market, including law enforcement, workplace, corrections, and original equipment manufacturing ("OEM") markets. In addition, we offer a line of supplies, accessories, services, and training to support customers' alcohol testing programs. We sell globally through distributors as well as directly to users.

In 2016, we acquired exclusive rights to develop and commercialize Sandia Corporation’s patented SpinDx™ technology, which enables rapid, on-site, and cost-effective drug testing using a centrifugal disk platform capable of detecting trace levels of drugs from small samples. Despite initial delays due to the pandemic, we have advanced the technology and filed our first utility patent application in 2024 for improvements to the system. SpinDx™ offers a unique advantage over competitors by isolating psychoactive delta-9-THC from its inactive metabolites, enabling more accurate impairment detection—especially critical for marijuana testing where competitive devices may yield false positives from non-impairing compounds. We plan to launch the product in stages, beginning with a saliva-based system, followed by blood and breath sample capabilities, using our LX9 breathalyzer as part of a future marijuana breathalyzer solution. Beta testing with human subjects is set to begin in partnership with Anschutz Medical Center in Colorado, with commercial launch expected in 2026.

We place strong emphasis on high-quality training as a key component of our testing business. Initially offering in-person instruction through Master Trainers, we expanded into online modules, webcam-based training, and in 2011 launched Lifeloc University, a learning management system (LMS) that was later enhanced for mobile use and regulatory updates. Our 2014 acquisition of Superior Training Solutions (STS) added further online training assets and customers that were contributed to Lifeloc University, which now serves as our unified, modern training platform.

We own our corporate headquarters in Wheat Ridge, Colorado, occupying most of the space ourselves while leasing a portion to a third party. Our tenant’s lease expires in June 2025, at which time we expect to expand into the full space. Additionally, we continue to pursue acquisitions aligned with our mission to deliver near and remote sensing and monitoring solutions, aiming to strengthen own position in existing markets and facilitate entry into new ones.

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

Possibility of Operating Losses.  Over many of the past several years we have operated profitably; however, prior to that, and in 2021 through 2024, we incurred operating losses. Those operating losses are continuing in 2025 and we expect them to continue as we continue to work toward the commercialization of SpinDx. There is no assurance that we will not incur operating losses in any given quarter or year in the future.

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

Research and Development Expenses.  We expect to maintain our research and development expenses through 2025, and to begin to reduce them as we complete development of our new product line.

Results of Operations

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Supply chain problems caused by Covid-19, as well as the other market impacts of Covid-19, were mostly resolved by the end of 2024, and the perceived need to monitor for the presence of alcohol reverted back to the level experienced previously. We maintained our reduced costs at their 2024 levels where possible, although inflation took its toll, increasing the cost of raw materials, labor, and freight. We continued and intensified our new product development efforts while maintaining the high level of customer service that has led to an excellent reputation for outstanding customer service. With the introduction of new products, we believe Lifeloc will again be profitable.

Net sales.

Our product sales for the three months ended March 31, 2025 were $2,263,047, an increase of 6% from $2,134,434 for the same period a year ago. This increase results from acceleration of several larger orders that may reflect customers’ current availability of funds. In addition, the continuing inflationary pressure outlook on customers’ budgets may also have played a role. When royalties of $5,671 and rental income of $8,316 are included, total revenues of $2,277,034 increased by $123,591, or 6%, for the three months ended March 31, 2025 when compared to the same three months a year ago. Rental income increased by $243 and is expected to be discontinued after June 30, 2025, and royalties decreased by $5,265 due to a decrease in sales by royalty-paying customers.

Gross profit.

Gross profit for the three months ended March 31, 2025 of $908,566 represented an increase of 9% from total gross profit of $835,307 for the three months ended March 31, 2024, primarily as a result of higher product sales. Cost of product sales increased from $1,315,079 in the three months ended March 31, 2024 to $1,363,805 in the same period in 2025, an increase of $48,726 (4%). Gross profit margin on products increased to 40% in the three months ended March 31, 2025 from 38% in the three months ended March 31, 2024 primarily as a result of the higher sales.

Research, development and sustaining engineering expenses.

Research, development and sustaining engineering expenses continued at the high level of $469,680, or 21% of product sales, for the three months ended March 31, 2025, representing a decrease of $85,919 (16%) over the $555,599 in the same period a year ago. This decrease resulted primarily from a lull in payments to outside contractors needed for continuing design work related to SpinDx™.

Sales and marketing expenses.

Sales and marketing expenses of $334,556 for the three months ended March 31, 2025 were down by $10,453 (or 3%) from the $345,009 spent in the same period a year ago as a result of across the board efforts to lower expenses.

General and administrative expenses.

General and administrative expenses of $384,878 for the three months ended March 31, 2025 versus $314,926 for the three months ended March 31, 2024 were higher by $69,952 (22%) as a result mostly of higher professional fees.

Other income (expense).

Interest income decreased from $17,672 a year ago to $12,357 in 2024 as a result of less funds available at the beginning of the period. Interest expense of $24,495 in the three months ended March 31, 2025 was up from $10,150 in the previous year as a result of the increase in subordinated debentures outstanding in the 2025 quarter vs. none in the same quarter a year ago. The total decrease of $19,660 from $7,522 of other income (net) in the period ended March 31, 2024 to total other expense (net) of $12,138 in the current quarter is expected to continue in future quarters due to the increase in borrowings.

Net income (loss).

We realized a net (loss) of ($292,686) for the three months ended March 31, 2025 compared to a net (loss) of ($283,806) for the three months ended March 31, 2024. This increase of $8,880 (3%) was the result of the changes in gross profit, operating expenses and other income discussed above, which resulted in a (loss) before taxes of ($292,686) or a decrease of $80,019 from the (loss) before taxes of ($372,705) in 2024. The benefit from taxes in the three months ended March 31, 2025 was $0 versus a benefit from taxes of $88,899 in the same period a year ago as a result of increasing the valuation allowance in the three months ended March 31, 2024 and no increase in the three months ended March 31, 2025.

Trends and Uncertainties That May Affect Future Results

Revenues in the first three months of 2025 were higher compared to revenues during the same period in 2024. We believe that continued increased sales efforts, together with the expected availability of SpinDx™ for sale in 2026, may result in improved revenues in 2026 and beyond. Revenues in 2025 may be similar to revenues in 2024. Inflationary pressures have affected our business in a number of ways, including increasing the cost of raw materials, labor, and freight. Our actions to mitigate the impact of inflation, including pre-ordering components in higher than usual quantities, sourcing new vendors and increasing prices have been somewhat successful.

We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues. Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues, with particular emphasis on completing SpinDx™.

Our operating plan for the remainder of 2025 is focused on growing sales, increasing gross profits, and continuing research and development efforts on new products, including SpinDx™, for long-term growth. We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2025. However, we believe that cash resources will be sufficient to fund our operations for the next twelve months under our current operating plan. If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional borrowings or capital may be required to maintain ongoing operations.

Interest expense.

In connection with the financing of our building purchase on October 31, 2014 we obtained a 10-year term loan from Bank of America in an initial principal amount of $1,581,106 bearing interest at 4.45% per annum (which was decreased to 4% in 2016) and secured by a first-priority mortgage in the acquired property. The Bank of America loan was paid on September 30, 2021 with proceeds from a new term loan from Citywide Banks, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000. The new loan is payable in monthly installments of $7,453, with interest at 2.95% and a maturity date of September 30, 2031.

On December 31, 2024 we issued an unsecured $750,000 subordinated debenture bearing interest at 8.25%, including 62,500 warrants exercisable on or before December 31, 2030 into 62,500 shares of our common stock at a price of $4.50 per share. On March 1, 2025 we issued an unsecured $75,000 subordinated debenture bearing interest at 8.25%, including 6,250 warrants exercisable on or before December 31, 2030 into 6,250 shares of our common stock at a price of $4.50 per share. Using the Black Scholes model, the fair market value of these warrants resulted in deferred financing cost of $132,000, which is included in our balance sheet at March 31, 2025 at $126,829 after amortization in the three months ending March 31, 2025 of 5,171, and which resulted in an increase to capital of $120,000 on December 31, 2024 and $12,000 on March 1, 2025. In addition to the stated interest of 8.25%, this deferred financing cost will be a charge against income of $5,500 per quarter starting in the second quarter of 2025. The interest of 8.25% will be paid in quarterly increments in 2025, and will be included in monthly payments of $10,119 including principal, starting in 2026.

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

We have traditionally funded working capital needs through product sales and close management of working capital components of our business. Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes. In July, 2024 we completed a private placement of 210,000 shares of our common stock at $3.80 per share for a total raise of $798,000 with a related party. On December 31, 2024, we completed the issuance of a six year subordinated debenture for $750,000 with a third party. On March 1, 2025, we completed the issuance of a 70-month subordinated debenture for $75,000 with a third party. In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies. Although we have been profitable in recent years except 2020, 2022 and 2024, we can provide no assurances that operating losses will not occur in the future. Should that situation arise, we may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms, if at all.

As of March 31, 2025, cash and cash equivalents were $1,522,457, trade accounts receivable were $761,697 and current liabilities were $1,117,069 resulting in net liquid assets of $1,167,085. We believe that the diminishing of the Covid-19 pandemic, the resolution of supply chain issues, and the introduction of several new products during the last several years, along with new and on-going customer relationships will allow Lifeloc to operate profitably. If the revenue levels prior to 2020 do not continue to increase in a timely manner, if inflationary pressures are not contained, or if the development and market acceptance of SpinDx™ takes longer than expected, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

Equipment expenditures, consisting of SpinDx™ related equipment, during the three months ended March 31, 2025 were $18,548 compared to $41,858 and $16,572 for office equipment, a total of $58,430 for the same period in 2024, a decrease of $39,882. We incurred patent application costs of $21,708 in the three months ended March 31, 2024 versus $0 in 2025. No expired or fully amortized patents were removed from our financial statements in 2025 or 2024. As development of SpinDx progresses, and as normal wear and tear of equipment occurs, we expect to incur outlays for equipment and patent filings in 2025 and beyond.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations. For the three months ended March 31, 2025 and 2024, warranty costs were not deemed significant.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years (three years for software and technology licenses).  We use the declining method of depreciation for property, including space modifications, and the straight-line method for software and technology licenses. We purchased all of the assets of STS, an online education company, in 2014, which consisted of training courses that were originally set to amortize over 15 years using the straight-line method, but in 2025 we are accelerating the amortization of the remaining cost to fully amortize the asset by December 31, 2025.  In October 2014, we purchased our building. A majority of the cost of the building is depreciated over 39 years using the straight-line method. In addition, based on the results of a third-party analysis, a portion of the cost was allocated to components integral to the building.  Such components are depreciated over 5 and 15 years, using the declining method.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ''Risk Factors'' in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February, 2025 options to purchase 88,500 shares of our common stock were exercised at a price of $3.80 per share for total proceeds of $336,300. Our president and CEO exercised 37,500 options, and 2 directors exercised 1,000 options each. EDCO Partners, LLLP, of which our CFO and board chairman is the general partner provided $132,240.00 to enable 19 option holders to exercise and simultaneously sell their shares to EDCO Partners, to be held on behalf of certain of its limited partners, including a third director and an entity controlled by our CFO and board chairman. No options were exercised during the three months ended March 31, 2024. There were no sales of equity securities during the three months ended ended March 31, 2024.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

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

LIFELOC TECHNOLOGIES, INC.

May 15, 2025	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

May 15, 2025	By:	/s/ Michelle Heim
Date		Michelle Heim
Controller (Principal Accounting Officer)

 Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

