Form 10-Q
period 2025-06-30
Lifeloc Technologies, Inc
filed 2025-08-11
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,752,616 Shares
(Class)	(outstanding at June 30, 2025)

LIFELOC TECHNOLOGIES, INC.

 FORM 10-Q

 For the Six Months Ended June 30, 2025

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.

Condensed Balance Sheets (Unaudited)

ASSETS
	June 30, 2025	December 31, 2024
CURRENT ASSETS:
Cash and cash equivalents	$995,750	$1,243,746
Accounts receivable, net	765,730	732,541
Inventories, net	2,988,752	2,996,397
Federal and state income taxes receivable	55,531	80,560
Prepaid expenses and other	160,079	40,045
Total current assets	4,965,842	5,093,289
PROPERTY, PLANT AND EQUIPMENT:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	1,349,839	1,349,839
Training courses	432,375	432,375
Office equipment, software and space modifications	254,333	254,333
Sales and marketing equipment and space modifications	231,818	226,356
Research and development equipment, software and space modifications	805,012	787,664
Research and development equipment, software and space modifications not in service	347,448	128,007
Less accumulated depreciation	(3,826,061)	(3,613,452)
Total property and equipment, net	2,410,939	2,381,297
OTHER ASSETS:
Patents, net	74,913	78,723
Deposits and other	12,261	12,261
Deferred income taxes	1,159,199	1,159,199
Total other assets	1,246,373	1,250,183
Total assets	$8,623,154	$8,724,769
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$393,046	$251,627
Term loan payable, current portion	54,016	53,195
Subordinated debentures payable, current portion	16,645	—
Customer and tenant deposits	37,628	43,814
Accrued expenses	349,397	293,981
Deferred revenue, current portion	58,862	54,458
Product warranty reserve	46,500	46,500
Total current liabilities	956,094	743,575
TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,086,062	1,119,152
SUBORDINATED DEBENTURES PAYABLE, net of current portion and debt issuance costs	687,041	630,000
DEFERRED REVENUE, net of current portion	6,105	6,165
Total liabilities	2,735,302	2,498,892
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,752,616 shares outstanding (2,664,116 outstanding at December 31, 2024)	5,934,314	5,586,014
Retained earnings (deficit)	(46,462)	639,863
Total stockholders' equity	5,887,852	6,225,877
Total liabilities and stockholders' equity	$8,623,154	$8,724,769

 The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Loss) (Unaudited)

	Three Months Ended June 30,
REVENUES:	2025	2024
Product sales	$2,191,260	$2,370,433
Royalties	19,800	8,824
Rental income	8,316	8,073
Total	2,219,376	2,387,330

COST OF SALES	1,294,777	1,393,734

GROSS PROFIT	924,599	993,596

OPERATING EXPENSES:
Research, development, and sustaining engineering	623,262	662,276
Sales and marketing	339,528	365,374
General and administrative	340,074	363,008
Total	1,302,864	1,390,658

OPERATING (LOSS)	(378,265)	(397,062)

OTHER INCOME (EXPENSE):
Interest income	10,931	8,677
Interest expense	(26,305)	(10,057)
Total	(15,374)	(1,380)

NET (LOSS) BEFORE PROVISION FOR TAXES	(393,639)	(398,442)

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	—	100,454

NET (LOSS)	$(393,639)	$(297,988)

NET (LOSS) PER SHARE, BASIC	$(0.14)	$(0.12)

NET (LOSS) PER SHARE, DILUTED	$(0.14)	$(0.12)

WEIGHTED AVERAGE SHARES, BASIC	2,752,616	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,752,616	2,454,116

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Loss) (Unaudited)

	Six Months Ended June 30,
REVENUES:	2025	2024
Product sales	$4,454,307	$4,504,867
Royalties	25,471	19,760
Rental income	16,632	16,146
Total	4,496,410	4,540,773

COST OF SALES	2,663,245	2,711,870

GROSS PROFIT	1,833,165	1,828,903

OPERATING EXPENSES:
Research, development, and sustaining engineering	1,092,942	1,217,875
Sales and marketing	674,084	710,383
General and administrative	724,952	677,934
Total	2,491,978	2,606,192

OPERATING (LOSS)	(658,813)	(777,289)

OTHER INCOME (EXPENSE):
Interest income	23,288	26,349
Interest expense	(50,800)	(20,207)
Total	(27,512)	6,142

NET (LOSS) BEFORE PROVISION FOR TAXES	(686,325)	(771,147)

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	—	189,353

NET (LOSS)	$(686,325)	$(581,794)

NET (LOSS) PER SHARE, BASIC	$(0.25)	$(0.24)

NET (LOSS) PER SHARE, DILUTED	$(0.25)	$(0.24)

WEIGHTED AVERAGE SHARES, BASIC	2,723,768	2,454,116

WEIGHTED AVERAGE SHARES, DILUTED	2,723,768	2,454,116

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

 LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total
Balance, December 31, 2023	2,454,116	$4,668,014	$1,692,811	$6,360,825
Issuance of shares from option exercise	—	—	—	—
Warrants issued with subordinated debenture	—	—	—	—
Net (loss)	—	—	(283,806)	(283,806)
Ending balance, March 31, 2024	2,454,116	4,668,014	1,409,005	6,077,019
Net (loss)	—	—	(297,988)	(297,988)
Ending balance, June 30, 2024	2,454,116	$4,668,014	$1,111,017	$5,779,031

Beginning balance, December 31, 2024	2,664,116	$5,586,014	$639,863	$6,225,877
Issuance of shares from option exercise	88,500	336,300	—	336,300
Warrants issued with subordinated debenture	—	12,000	—	12,000
Net (loss)	—	—	(292,686)	(292,686)
Ending balance, March 31, 2025	2,752,616	5,934,314	347,177	6,281,491
Net (loss)	—	—	(393,639)	(393,639)
Ending balance, June 30, 2025	2,752,616	$5,934,314	$(46,462)	$5,887,852

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2025	2024
Net (loss)	$(686,325)	$(581,794)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities-
Depreciation and amortization	216,419	114,619
Provision for doubtful accounts, net change	—	(3,175)
Provision for inventory obsolescence, net change	—	(35,000)
Deferred taxes, net change	—	(189,353)
Amortization of debt issuance costs	5,886
Changes in operating assets and liabilities-
Accounts receivable	(33,189)	(16,200)
Inventories	7,645	97,763
Federal and state income taxes receivable	25,029	(40,280)
Prepaid expenses and other	(120,034)	(70,961)
Deposits and other	—	76,367
Accounts payable	141,419	57,329
Income taxes payable	—	(44,952)
Customer and tenant deposits	(6,186)	(26,804)
Accrued expenses	55,416	(40,896)
Deferred revenue	4,344	(18,972)
Net cash (used in) operating activities	(389,576)	(722,309)

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(22,810)	(263,937)
Purchases of research and development equipment, software and space modifications not in service	(219,441)	(227,354)
Patent filing expense	—	(21,708)
Net cash (used in) investing activities	(242,251)	(512,999)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Principal payments made on term loan	(27,469)	(26,671)
Proceeds from issuance of subordinated debenture	75,000	—
Issuance of shares from option exercise	336,300	—
Net cash provided from (used in) financing activities	383,831	(26,671)

NET (DECREASE) IN CASH	(247,996)	(1,261,979)

CASH, BEGINNING OF PERIOD	1,243,746	1,766,621

CASH, END OF PERIOD	$995,750	$504,642

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$44,914	$18,105

Cash paid for income tax	$150	$40,280

Income tax refund received	$25,179	$—
Non-cash financing and investing activities: warrants issued with subordinated debenture	$12,000	$—

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Notes to Condensed Financial Statements (Unaudited)

June 30, 2025 and 2024

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCESSES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the financial position as of June 30, 2025 and December 31, 2024, and the results of operations and cash flows for the three and six months ended June 30, 2025 and June 30, 2024. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2024 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Debt Issuance Costs. The term loan and the subordinated debentures are shown in the accompanying balance sheet net of debt issuance costs. Deferred debt issuance costs are amortized over the life of the term loan and the subordinated debentures on a straight-line basis, which approximates the effective interest method. Total debt issuance cost amortization during the three months ended June 30, 2025 and 2024 was $715 and $1,076 respectively, and for the six months ended June 30, 2025 and 2024 $5,886 and $2,102 respectively, and is included within interest expense on the condensed statements of income (loss).

Inventories.  Inventories are stated at the lower of standard cost or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value after cost to sell, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2025 and December 31, 2024, inventory consisted of the following:

	2025	2024
Raw materials & deposits	$2,783,080	$2,712,184
Work-in-process	25,680	6,311
Finished goods	619,148	717,058
Total gross inventories	3,427,908	3,435,553
Less reserve for obsolescence	(439,156)	(439,156)
Total net inventories	$2,988,752	$2,996,397

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

Rental income from 2,774 square feet of space leased to our tenant is recognized in the month in which it is due, which approximates if it were recognized on a straight-line basis over the term of the related lease. The lease expired on June 30, 2025 and was not renewed.

On occasion we receive customer deposits for future product orders and product developments. Customer deposits are initially recorded as a liability and recognized as revenue when the product is shipped and title has passed to the customer, or when agreed milestones are met in the case of product developments.

Deferred Revenue. Deferred revenues arise from service contracts and from direct training revenue. Revenues from service contracts are recognized on a straight-line basis over the life of the contract, generally one year, and are included in product revenue in our statements of income (loss). However, there are occasions when they are written for longer terms up to four years. The revenues from that portion of the contract that extend beyond one year are shown in our balance sheets as long term. Deferred revenues also result from direct training revenue that needs to be scheduled based on the customer’s and Lifeloc’s availability. Revenue is recognized when training is complete and is included in product sales in our condensed statements of income   (loss). All direct training is for less than one year and all deferred revenues from this source are shown in our balance sheets as short term.

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

Segment Reporting.  We have concluded that we have two operating segments, including our primary business which is as a developer, manufacturer and marketer of portable hand-held breathalyzers and related accessories, supplies and education.  As a result of purchasing our building on October 31, 2014, we have a second segment consisting of renting portions of our building to one tenant, whose lease expired on June 30, 2025 and was not renewed.

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

The following table presents the calculation of basic and diluted net (loss) per common share for three and six months ended June 30, 2025 and June 30, 2024.

	Three Months Ended June 30,
	2025	2024
Net (loss)	$(393,639)	$(297,988)
Weighted average shares-basic	2,752,616	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,752,616	2,454,116
Net (loss) per share-basic	$(0.14)	$(0.12)
Net (loss) per share-diluted	$(0.14)	$(0.12)
Antidilutive employee stock options	—	—

	Six Months Ended June 30,
	2025	2024
Net (loss)	$(686,325)	$(581,794)
Weighted average shares-basic	2,723,768	2,454,116
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,723,768	2,454,116
Net (loss) per share-basic	$(0.25)	$(0.24)
Net (loss) per share-diluted	$(0.25)	$(0.24)
Antidilutive employee stock options	—	—

4. STOCKHOLDERS' EQUITY

In February 2025, options to purchase 88,500 shares of our common stock were exercised at a price of $3.80 per share for total proceeds of $336,300. Our president and CEO exercised 37,500 options, and 2 directors exercised 1,000 options each. EDCO Partners, LLLP, of which our CFO and board chairman is the general partner provided $132,240 to enable 19 option holders to exercise and simultaneously sell their shares to EDCO Partners, to be held on behalf of certain of its limited partners, including a third director and an entity controlled by our CFO and board chairman. There was no intrinsic value on the exercised options. At June 30, 2025 33,500 options remained outstanding with a weighted average life of  1.08 years and a weighted average exercise price of $3.80. All 33,500 of these options were fully vested. The options outstanding at June 30, 2025 had an intrinsic value of $0.

At June 30, 2025 there were 68,750 warrants outstanding, all with an exercise price of $4.50 and all expiring December 31, 2030. There were 62,500 warrants outstanding at December 31, 2024.

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

In consideration of the lender providing the financing, the Company issued warrants which entitle the holder to purchase 6,250 shares of our common stock at $4.50 per share. The warrants have a life of 70 months. If the debenture is paid in full on or before December 31, 2029, the warrants will have a remaining life of 58 months.

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

Our minimum future principal payments on these subordinated debentures are as follows:

June 30, 2026	$16,645
June 30, 2027	57,754
June 30, 2028	62,704
June 30, 2029	68,077
June 30, 2030	73,910
December 31, 2030	545,910
Total	825,000
Less debt issuance cost	(121,314)
Net subordinated debenture payable	703,686
Less current portion	(16,645)
Long term portion	$687,041

Term Loan Payable. The term loan is secured by a first mortgage on our building, and is payable in 119 equal monthly installments of $7,453 from inception, including principal and interest at 2.95% based on a 360 day year, plus a final payment of $773,727 (excluding interest) on September 30, 2031.  Our minimum future principal payments on this term loan, by year, are as follows:

2025	$27,876
2026	57,000
2027	58,704
2028	60,460
2029	62,268
2030 – 2031	887,210
Total	1,153,518
Less debt issuance cost	(13,440)
Net term loan payable	1,140,078
Less current portion	(54,016)
Long term portion	$1,086,062

6. COMMITMENTS AND CONTINGENCIES

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships. As of June 30, 2025, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $2,090,369 at June 30, 2025.

Regulatory Commitments. We are subject to certain regulations of the United States Department of Transportation and various state departments of transportation. We believe that we are in substantial compliance with all known applicable regulations.

7. LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at June 30, 2025 or December 31, 2024, and therefore made no accruals for legal proceedings in either 2025 or 2024.

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

Operating losses for these segments exclude unallocated corporate items.  Administrative and staff costs were commonly used by all business segments and were indistinguishable.

The following sets forth information about the operations of the business segments for the three months ended June 30, 2025 and 2024. There were no intersegment revenues.

Revenues:	2025	2024
Product sales	$2,191,260	$2,370,433
Royalties	19,800	8,824
Products subtotal	2,211,060	2,379,257
Rentals	8,316	8,073
Total	2,219,376	2,387,330

Gross profit:
Product sales	900,903	980,482
Royalties	19,800	8,824
Products subtotal	920,703	989,306
Rentals	3,896	4,290
Total	924,599	993,596

Interest expense:
Product sales	25,276	8,964
Royalties	—	—
Products subtotal	25,276	8,964
Rentals	1,029	1,093
Total	26,305	10,057

Net (loss) before taxes:
Product sales	(421,376)	(410,463)
Royalties	19,800	8,824
Products subtotal	(401,576)	(401,639)
Rentals	7,937	3,197
Total	$(393,639)	$(398,442)

The following sets forth information about the operations of the business segments for the six months ended June 30, 2025 and 2024. There were no intersegment revenues.

Revenues:	2025	2024
Product sales	$4,454,307	$4,504,867
Royalties	25,471	19,760
Products subtotal	4,479,778	4,524,627
Rentals	16,632	16,146
Total	4,496,410	4,540,773

Gross profit:
Product sales	1,800,145	1,799,837
Royalties	25,471	19,760
Products subtotal	1,825,616	1,819,597
Rentals	7,549	9,306
Total	1,833,165	1,828,903

Interest expense:
Product sales	48,730	17,859
Royalties	—	—
Products subtotal	48,730	17,859
Rentals	2,070	2,348
Total	50,800	20,207

Net (loss) before taxes:
Product sales	(717,274)	(797,865)
Royalties	25,471	19,760
Products subtotal	(691,803)	(778,105)
Rentals	5,478	6,958
Total	$(686,325)	$(771,147)

Significant segment expenses for the three months ended June 30, 2025 are as follows. We have excluded our rentals segment and allocated all expenses to the products segment in the table below as the rentals segment is immaterial. Similarly, royalties are excluded as none of the expenses are attributable to royalties. Operating income from royalties was $19,800 and $8,824 for the three months ended June 30, 2025 and 2024 respectively, and for building rentals it was $3,896 and $4,692 respectively.

	Three Months Ended June 30,
	2025	2024
Product sales	$2,191,260	$2,370,433
Cost of sales	(1,290,357)	(1,390,352)
Gross profit	900,903	980,081
Less: research , development and sustaining engineering	(623,262)	(662,276)
Sales and marketing	(339,528)	(365,374)
General and administrative	(340,074)	(363,009)
Interest income	10,931	8,677
Interest expense	(26,305)	(10,057)
Operating loss before royalties and building rentals	(417,335)	(411,958)
Royalties	19,800	8,824
Building rentals operating income	3,896	4,692
Operating (loss) before taxes	$(393,639)	$(398,442)

Significant segment expenses for the six months ended June 30, 2025 are as follows. We have excluded our rentals segment and allocated all expenses to the products segment in the table below as the rentals segment is immaterial. Similarly, royalties are excluded as none of the expenses are attributable to royalties. Operating income from royalties was $25,471 and $19,760 for the six months ended June 30, 2025 and 2024 respectively, and for building rentals it was $7,549 and $6,840 respectively.

	Six Months Ended June 30,
	2025	2024
Product sales	$4,454,307	$4,504,867
Cost of sales	(2,654,162)	(2,702,564)
Gross profit	1,800,145	1,802,303
Less: research, development and sustaining engineering	(1,092,942)	(1,217,875)
Sales and marketing	(674,084)	(710,383)
General and administrative	(724,952)	(677,934)
Interest income	23,288	26,349
Interest expense	(50,800)	(20,207)
Operating loss before royalties and building rentals	(719,345)	(797,747)
Royalties	25,471	19,760
Building rentals operating income	7,549	6,840
Operating (loss) before taxes	$(686,325)	$(771,147)

The following sets forth domestic and international product sales for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024
Domestic	$1,384,590	$1,659,473
International	806,670	710,960
Total	$2,191,260	$2,370,433

The following sets forth domestic and international product sales for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
Domestic	$2,984,386	$3,288,553
International	1,469,921	1,216,314
Total	$4,454,307	$4,504,867

Our purchases of assets for the above products segment for the six months ended June 30, 2025 and June 30, 2024 were as follows.

	2025	2024
Property, plant and equipment	$22,810	$263,937
Research and development equipment, software and space modifications not in service	219,441	227,354
Patent filing cost	—	21,708
Total	$242,251	$512,999

No assets were purchased for the rentals segment.

At June 30, 2025, $104,697 of our assets were used in the Rentals segment, with the remainder, $8,518,457, used in the Products and unallocated segments. The lease in place at June 30, 2025 expired for our Rentals segment and was not renewed. At December 31, 2024, $104,697 of our assets were used in the Rentals segment, with the remainder, $8,620,072 used in the Products and unallocated segments.

The following is the disaggregation of revenue into broad categories, which we have defined as shown below for the three months ended June 30, 2025 and June 30, 2024.

Product sales:	2025	2024
Product sales and supplies	$2,006,196	$2,182,535
Training and certification	160,427	167,101
Service plans and equipment rental	24,637	20,797
Product sales subtotal	2,191,260	2,370,433
Royalties	19,800	8,824
Rental income	8,316	8,073
Total revenues	$2,219,376	$2,387,330

The following is the disaggregation of revenue into broad categories, which we have defined as shown below for the six months ended June 30, 2025 and June 30, 2024.

Product sales:	2025	2024
Product sales and supplies	$4,117,766	$4,094,359
Training and certification	288,985	371,160
Service plans and equipment rental	47,556	39,348
Product sales subtotal	4,454,307	4,504,867
Royalties	25,471	19,760
Rental income	16,632	16,146
Total revenues	$4,496,410	$4,540,773

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

Overview

Lifeloc Technologies, Inc., a Colorado corporation ("Lifeloc" or the "Company"), is a leading developer, manufacturer and marketer of portable hand-held and fixed station breathalyzers, now focused on expanding our offerings into technologies for the detection of drugs of abuse.

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

We own our corporate headquarters in Wheat Ridge, Colorado, occupying most of the space ourselves. We leased a portion of the space to a third party until our tenant’s lease expired in June 2025. We now expect to expand into the full space. Additionally, we continue to pursue acquisitions aligned with our mission to deliver near and remote sensing and monitoring solutions, aiming to strengthen own position in existing markets and facilitate entry into new ones.

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

Results of Operations

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

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

Net sales.

Our product sales for the three months ended June 30, 2025 were $2,191,260, a decrease of 8% from $2,370,433 for the same period a year ago. This decrease results from the absence of several larger orders in the current period that may have reflected customers’ availability of funds in the previous period. In addition, the continuing inflationary pressure outlook on customers’ budgets may also have played a role. When royalties of $19,800 and rental income of $8,316 are included, total revenues of $2,219,376 decreased by $167,954, or 7%, for the three months ended June 30, 2025 when compared to the same three months a year ago. Royalties increased as a result of our royalty-paying customers selling more products in the current period vs. the same period a year ago. Rental income increased by $243 and will be discontinued after June 30, 2025 as a result of the expiration of the one remaining lease that was not renewed.

Gross profit.

Total gross profit for the three months ended June 30, 2025 of $924,599 represented a decrease of 7% from total gross profit of $993,596 for the three months ended June 30, 2024, primarily as a result of lower product sales. Cost of product sales decreased from $1,389,951 in the three months ended June 30, 2024 to $1,290,357 in the same period in 2025, a decrease of $99,594  (7%). Gross profit margin on products remained relatively constant at 41% in both periods.

Research, development and sustaining engineering expenses.

Research, development and sustaining engineering expenses continued at the high level of $623,262, or 28% of product sales, for the three months ended June 30, 2025, representing a decrease of $39,014 (6%) over the $662,276 in the same period a year ago. This decrease resulted primarily from a decrease in payments to outside contractors needed for continuing design work related to SpinDx™.

Sales and marketing expenses.

Sales and marketing expenses of $339,528 for the three months ended June 30, 2025 were down by $25,846 (or 7%) from the $365,374 spent in the same period a year ago as a result of lower sales on which commissions were paid.

General and administrative expenses.

General and administrative expenses of $340,074 for the three months ended June 30, 2025 versus $363,008 for the three months ended June 30, 2024 were lower by $22,934 (6%) as a result of various expense reductions.

Other income (expense).

Interest income increased from $8,677 a year ago to $10,931 in 2025 as a result of more funds available at the beginning of the period. Interest expense of $26,305 in the three months ended June 30, 2025 was up from $10,057 in the previous year as a result of the increase in subordinated debentures outstanding in the 2025 quarter vs. none in the same quarter a year ago. The total increase of $13,994 from $1,380 of other expense (net) in the period ended June 30, 2025 to total other expense (net) of $15,374 in the current quarter is expected to continue in future quarters due to the increase in borrowings.

Net income (loss).

We realized a net (loss) of ($393,639) for the three months ended June 30, 2025 compared to a net (loss) of ($297,988) for the three months ended June 30, 2024. This increase of $95,651 (32%) was the result of the changes in gross profit, operating expenses and other income and expense discussed above, which resulted in a (loss) before taxes of ($393,639) or a decrease of $4,803 from the (loss) before taxes of ($398,442) in 2024. The benefit from taxes in the three months ended June 30, 2025 was $0 versus a benefit from taxes of $100,454 in the same period a year ago as a result of increasing the valuation allowance in the three months ended June 30, 2024 and no increase in the three months ended June 30, 2025.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

As was the case for the three months ended June 30, supply chain problems caused by Covid-19, as well as the other market impacts of Covid-19, were mostly resolved by the end of 2024, and the perceived need to monitor for the presence of alcohol reverted back to the level experienced previously. We increased prices and maintained our reduced costs at their 2024 levels where possible, although inflation took its toll, increasing the cost of raw materials, labor, and freight. We continued and intensified our new product development efforts while maintaining the high level of customer service that has led to an excellent reputation for outstanding customer service. With the introduction of new products, we believe Lifeloc will again be profitable.

Net sales.

Our product sales for the six months ended June 30, 2025 were $4,454,307, a decrease of 1% from $4,504,867 for the same period a year ago. This decrease results from the absence of several larger orders in the current period that may have reflected customers’ availability of funds in the previous period. In addition, the continuing inflationary pressure outlook on customers’ budgets may also have played a role. When royalties of $25,471 and rental income of $16,632 are included, total revenues of $4,496,410 decreased by $44,363, or 1%, for the six months ended June 30, 2025 when compared to the same six months a year ago. Royalties increased as a result of our royalty-paying customers selling more products in the current period vs. the same period a year ago. Rental income increased by $486 and will be discontinued   after June 30, 2025 as a result of the expiration of the one remaining lease that was not renewed.

Gross profit.

Total gross profit for the six months ended June 30, 2025 of $1,833,165 represented little change from total gross profit of $1,828,903 for the six months ended June 30, 2024. Cost of product sales for the six months ended June 30, 2025 was $2,654,162 vs. $2,705,030, a decrease of $50,868 as a result of lower product sales. Gross profit margin on products remained relatively constant at 40% in both periods.

Research, development and sustaining engineering expenses.

Research, development and sustaining engineering expenses were $1,092,942 for the six months ended June 30, 2025, a decrease of $124,933 (10%) from the $1,217,875 in the same six months ended June 30, 2024. This decrease results primarily from timing of services from outside contractors and is expected to again increase in the remainder of 2025.

Sales and marketing expenses.

Sales and marketing expenses of $674,084 for the six months ended June 30, 2025 were down by $36,299 (or 5%) from the $710,383 spent in the same period a year ago as a result primarily of lower sales on which commissions were paid.

General and administrative expenses.

General and administrative expenses of $724,952 for the six months ended June 30, 2025 versus $677,934 for the six months ended June 30, 2024 were higher by $47,018 (7%) as a result of various increased expenses.

Other income (expense).

Interest income decreased from $26,349 a year ago to $23,288 in 2025 as a result of less funds available at the beginning of the period. Interest expense of $50,800 in the six months ended June 30, 2025 was up from $20,207 in the previous year as a result of the increase in subordinated debentures outstanding in 2025 vs. none in the same period a year ago. The total increase of $33,654 in other expense (net) in the period ended June 30, 2025 vs. the same six months a year ago is expected to continue for the rest of 2025 due to the increase in borrowings.

Net income (loss).

We realized a net (loss) of ($686,325) for the six months ended June 30, 2025 compared to a net (loss) of ($581,794) for the six months ended June 30, 2024. This increase of $104,531(18%) was the result of the changes in gross profit, operating expenses and other income and expense discussed above, which resulted in a (loss) before taxes of ($686,325) or a decrease of $84,822 from the (loss) before taxes of ($771,147) in 2024. The benefit from taxes in the six months ended June 30, 2025 was $0 versus a benefit from taxes of $189,353 in the same period a year ago as a result of increasing the valuation allowance in the six months ended June 30, 2024 and no increase in the six months ended June 30, 2025.

Trends and Uncertainties That May Affect Future Results

Revenues in the three months ended June 30, 2025 were lower compared to revenues during the same period in 2024. For the six months ended June 30, 2025, revenues were similar to revenues for the same six months in 2024. We believe that continued increased sales efforts, together with the expected availability of SpinDx™ for sale in 2026 may result in improved revenues in 2026 and beyond. Revenues for the rest of 2025 may be similar to revenues in 2024. Inflationary pressures have affected our business in a number of ways, including increasing the cost of raw materials, labor, and freight. Our actions to mitigate the impact of inflation, including pre-ordering components in higher than usual quantities, sourcing new vendors and increasing prices have been moderately successful.

We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues. Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues, with particular emphasis on completing SpinDx™.

Our operating plan for the remainder of 2025 is focused on growing sales, increasing gross profits, and continuing research and development efforts on new products, including SpinDx™, for long-term growth. We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2025. However, we believe that cash resources will be sufficient to fund our operations for the next twelve months under our current operating plan. If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in regaining profitability and remaining at least cash flow break-even, additional borrowings or capital may be required to maintain ongoing operations.

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

On December 31, 2024 we issued an unsecured $750,000 subordinated debenture bearing interest at 8.25%, including 62,500 warrants exercisable on or before December 31, 2030 into 62,500 shares of our common stock at a price of $4.50 per share. On March 1, 2025 we issued an unsecured $75,000 subordinated debenture bearing interest at 8.25%, including 6,250 warrants exercisable on or before December 31, 2030 into 6,250 shares of our common stock at a price of $4.50 per share. Using the Black Scholes model, the fair market value of these warrants resulted in deferred financing cost of $132,000, which is included in our balance sheet at June 30, 2025 at $121,314 after amortization in the six months ending June 30, 2025 of 10,686, and which resulted in an increase to capital of $120,000 on December 31, 2024 and $12,000 on March 1, 2025. In addition to the stated interest of 8.25%, this deferred financing cost represents a charge against income of $5,514 per quarter starting in the second quarter of 2025. The interest of 8.25% will be paid in quarterly increments in 2025, and will be included in monthly payments of $10,119 including principal, starting in 2026.

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

We have traditionally funded working capital needs through product sales and close management of working capital components of our business. Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes. In July, 2024 we completed a private placement of 210,000 shares of our common stock at $3.80 per share for a total raise of $798,000 with a related party. On December 31, 2024, we completed the issuance of a six-year subordinated debenture for $750,000 with a third party. On March 1, 2025, we completed the issuance of a 70-month subordinated debenture for $75,000 with a third party. In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies. Although we have been profitable in recent years except 2020, 2022 and 2024, we can provide no assurances that operating losses will not occur in the future. Should that situation arise, we may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms, if at all.

As of June 30, 2025, cash and cash equivalents were $995,750, trade accounts receivable were $765,730 and current liabilities were $956,094 resulting in net liquid assets of $805,386. We believe that the diminishing of the Covid-19 pandemic, the resolution of supply chain issues, and the introduction of several new products during the last several years, along with new and on-going customer relationships will allow Lifeloc to operate profitably. If the revenue levels prior to 2020 do not continue to increase in a timely manner, if inflationary pressures are not contained, or if the development and market acceptance of SpinDx™ takes longer than expected, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

Equipment expenditures, consisting of SpinDx™ related and other equipment, during the six months ended June 30, 2025 were $242,251 compared to $491,291 for the same period in 2024, a decrease of $249,040. We incurred patent application costs of $21,708 in the six months ended June 30, 2024 versus $0 in 2025. No expired or fully amortized patents were removed from our financial statements in 2025 or 2024. As development of SpinDx progresses, and as normal wear and tear of equipment occurs, we expect to incur outlays for equipment and patent filings in 2025 and beyond.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations. For the three and six months ended June 30, 2025 and 2024, warranty costs were not deemed significant.

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

Rental income from space leased to our tenants was recognized in the month in which it was due.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February, 2025 options to purchase 88,500 shares of our common stock were exercised at a price of $3.80 per share for total proceeds of $336,300. Our president and CEO exercised 37,500 options, and 2 directors exercised 1,000 options each. EDCO Partners, LLLP, of which our CFO and board chairman is the general partner provided $132,240 to enable 19 option holders to exercise and simultaneously sell their shares to EDCO Partners, to be held on behalf of certain of its limited partners, including a third director and an entity controlled by our CFO and board chairman. The issuance of these shares was exempt from registration under Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. The shares were issued to existing employees and directors of the Company who had sufficient access to information about the Company. No options were exercised during the three and six months ended June 30, 2025.

On March 1, 2025, in connection with the issuance of a $75,000 subordinated debenture, the Company issued warrants to purchase 6,250 shares of common stock at an exercise price of $4.50 per share. These warrants were valued at $12,000 using the Black-Scholes valuation model. The issuance of these warrants was exempt from registration under Section 4(a)(2) of the Securities Act as a private placement to a sophisticated investor.

There were no sales of equity securities during the three and six months ended June 30, 2025.

The proceeds from the option exercises totaling $336,300 were used for general corporate purposes and working capital needs.

All securities issued were offered and sold in reliance upon exemptions from registration under the Securities Act. No underwriters were involved in the foregoing sales of securities, and no underwriting discounts or commissions were paid by the Company in connection with such sales. The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and warrant agreements issued in such transactions.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

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

LIFELOC TECHNOLOGIES, INC.

August 11, 2025	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

August 11, 2025	By:	/s/ Michelle Heim
Date		Michelle Heim Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

