Form 10-Q
period 2025-09-30
Lifeloc Technologies, Inc
filed 2025-11-12
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,752,616 Shares
(Class)	(outstanding at November 10, 2025)

LIFELOC TECHNOLOGIES, INC.

 FORM 10-Q

 For the Nine months Ended September 30, 2025

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.

Condensed Balance Sheets (Unaudited)

ASSETS
	September 30, 2025	December 31, 2024
CURRENT ASSETS:
Cash and cash equivalents	$685,097	$1,243,746
Accounts receivable, net	864,456	732,541
Inventories, net	2,862,158	2,996,397
Federal and state income taxes receivable	55,831	80,560
Prepaid expenses and other	142,628	40,045
Total current assets	4,610,170	5,093,289

PROPERTY, PLANT AND EQUIPMENT:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	1,366,539	1,349,839
Training courses	432,375	432,375
Office equipment, software and space modifications	254,333	254,333
Sales and marketing equipment and space modifications	231,818	226,356
Research and development equipment, software and space modifications	805,012	787,664
Research and development equipment, software and space modifications not in service	438,653	128,007
Less accumulated depreciation	(3,932,832)	(3,613,452)
Total property and equipment, net	2,412,073	2,381,297

OTHER ASSETS:
Patents, net	73,008	78,723
Deposits and other	46,820	12,261
Deferred income taxes	1,159,199	1,159,199
Total other assets	1,279,027	1,250,183

Total assets	$8,301,270	$8,724,769

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$384,969	$251,627
Term loan payable, current portion	54,431	53,195
Subordinated debentures payable, current portion	19,084	—
Customer and tenant deposits	17,929	43,814
Accrued expenses	328,734	293,981
Deferred revenue, current portion	56,214	54,458
Product warranty reserve	46,500	46,500
Total current liabilities	907,861	743,575

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,072,297	1,119,152

SUBORDINATED DEBENTURES PAYABLE, net of current portion and debt issuance costs	690,116	630,000

DEFERRED REVENUE, net of current portion	6,583	6,165
Total liabilities	2,676,857	2,498,892

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,752,616 shares outstanding (2,664,116 outstanding at December 31, 2024)	5,934,314	5,586,014
Retained earnings (accumulated deficit)	(309,901)	639,863
Total stockholders' equity	5,624,413	6,225,877

Total liabilities and stockholders' equity	$8,301,270	$8,724,769

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Loss) (Unaudited)

	Three Months Ended September 30,
REVENUES:	2025	2024
Product sales	$2,241,331	$2,075,994
Royalties	16,117	3,016
Rental income	—	8,316
Total	2,257,448	2,087,326

COST OF SALES	1,350,755	1,175,374

GROSS PROFIT	906,693	911,952

OPERATING EXPENSES:
Research, development, and sustaining engineering	458,747	521,107
Sales and marketing	341,567	329,716
General and administrative	340,705	269,450
Total	1,141,019	1,120,273

OPERATING (LOSS)	(234,326)	(208,321)

OTHER INCOME (EXPENSE):
Interest income	7,840	9,525
Interest expense	(36,953)	(10,019)
Total	(29,113)	(494)

NET (LOSS) BEFORE PROVISION FOR TAXES	(263,439)	(208,815)

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	—	50,488

NET (LOSS)	$(263,439)	$(158,327)

NET (LOSS) PER SHARE, BASIC	$(0.10)	$(0.06)

NET (LOSS) PER SHARE, DILUTED	$(0.10)	$(0.06)

WEIGHTED AVERAGE SHARES, BASIC	2,752,616	2,611,616

WEIGHTED AVERAGE SHARES, DILUTED	2,752,616	2,611,616

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Income (Loss) (Unaudited)

	Nine Months Ended September 30,
REVENUES:	2025	2024
Product sales	$6,695,638	$6,580,861
Royalties	41,588	22,776
Rental income	16,632	24,462
Total	6,753,858	6,628,099

COST OF SALES	4,014,000	3,887,244

GROSS PROFIT	2,739,858	2,740,855

OPERATING EXPENSES:
Research and development	1,551,689	1,738,982
Sales and marketing	1,015,651	1,040,099
General and administrative	1,065,657	947,384
Total	3,632,997	3,726,465

OPERATING (LOSS)	(893,139)	(985,610)

OTHER INCOME (EXPENSE):
Interest income	31,128	35,874
Interest expense	(87,753)	(30,226)
Total	(56,625)	5,648

NET (LOSS) BEFORE PROVISION FOR TAXES	(949,764)	(979,962)

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	—	239,841

NET (LOSS)	$(949,764)	$(740,121)

NET (LOSS) PER SHARE, BASIC	$(0.35)	$(0.30)

NET (LOSS) PER SHARE, DILUTED	$(0.35)	$(0.30)

WEIGHTED AVERAGE SHARES, BASIC	2,733,490	2,506,999

WEIGHTED AVERAGE SHARES, DILUTED	2,733,490	2,506,999

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.
Condensed Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock Shares	Common Stock Amount	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2023	2,454,116	$4,668,014	$1,692,811	$6,360,825
Net (loss)	—	—	(581,794)	(581,794)
Ending balance, June 30, 2024	2,454,116	4,668,014	1,111,017	5,779,031
Issuance of common stock for cash, net of issuance costs	210,000	798,000	—	798,000
Net (loss)	—	—	(158,327)	(158,327)
Ending balance, September 30, 2024	2,664,116	$5,466,014	$952,690	$6,418,704

Balance, December 31, 2024	2,664,116	$5,586,014	$639,863	$6,225,877
Issuance of shares from option exercise	88,500	336,300	—	336,300
Warrants issued with subordinated debenture	—	12,000	—	12,000
Net (loss)	—	—	(686,325)	(686,325)
Ending balance, June 30, 2025	2,752,616	5,934,314	(46,462)	5,887,852
Net (loss)	—	—	(263,439)	(263,439)
Ending balance, September 30, 2025	2,752,616	$5,934,314	$(309,901)	$5,624,413

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2025	2024
Net (loss)	(949,764)	(740,121)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities-
Depreciation and amortization	325,095	193,096
Provision for doubtful accounts, net change	1,500	1,000
Provision for inventory obsolescence, net change	—	52,500
Deferred taxes, net change	—	(239,841)
Amortization of debt issuance costs	11,937
Changes in operating assets and liabilities-
Accounts receivable	(133,415)	199,687
Inventories	134,239	(187,866)
Federal and state income taxes receivable	24,729	(60,420)
Prepaid expenses and other	(102,583)	16,918
Deposits and other	(34,559)	98,896
Accounts payable	133,342	(73,703)
Income taxes payable	—	(44,952)
Customer and tenant deposits	(25,885)	(166,779)
Accrued expenses	34,753	(58,379)
Deferred revenue	2,174	(25,936)
Net cash (used in) operating activities	(578,437)	(1,035,900)
CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(39,510)	(477,623)
Purchases of research and development equipment, software and space modifications not in service	(310,646)	(147,615)
Patent filing cost	—	(21,708)
Net cash (used in) investing activities	(350,156)	(646,946)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Principal payments made on term loan	(41,356)	(40,154)
Proceeds from issuance of 210,000 shares of common stock at $3.80 per share	—	798,000
Proceeds from issuance of subordinated debenture	75,000	—
Proceeds from Issuance of shares from option exercise	336,300	—
Net cash provided from financing activities	369,944	757,846

NET (DECREASE) IN CASH	(558,649)	(925,000)

CASH, BEGINNING OF PERIOD	1,243,746	1,766,621

CASH, END OF PERIOD	685,097	841,621

SUPPLEMENTAL INFORMATION:
Cash paid for interest	75,816	27,048

Cash paid for income tax	—	60,420

Income tax refund received	24,729	—

Non-cash financing and investing activities: warrants issued with subordinated debenture	12,000	—

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Notes to Condensed Financial Statements (Unaudited)

September 30, 2025 and 2024

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCESSES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc's Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the financial position as of September 30, 2025 and December 31, 2024, and the results of operations and cash flows for the three and nine months ended September 30, 2025 and September 30, 2024. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company's 2024 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

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

Debt Issuance Costs. The term loan and the subordinated debentures are shown in the accompanying balance sheet net of debt issuance costs. Deferred debt issuance costs are amortized over the life of the term loan and the subordinated debentures on a straight-line basis, which approximates the effective interest method. Total debt issuance cost amortization during the three months ended September 30, 2025 and 2024 was $6,051 and $1,076 respectively, and for the nine months ended September 30, 2025 and 2024 $11,937 and $3,178 respectively, and is included within interest expense on the condensed statements of (loss).

Inventories.  Inventories are stated at the lower of standard cost or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value after cost to sell, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2025 and December 31, 2024, inventory consisted of the following:

	2025	2024
Raw materials & deposits	$2,736,084	$2,712,184
Work-in-process	9,645	6,311
Finished goods	555,585	717,058
Total gross inventories	3,301,314	3,435,553
Less reserve for obsolescence	(439,156)	(439,156)
Total net inventories	$2,862,158	$2,996,397

Income Taxes. We account for income taxes under the provisions of Accounting Standards Codification Topic 740, Accounting for Income Taxes ("ASC 740"). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. We estimate that our current effective tax rate to be 0% for 2025.

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

Deferred Revenue. Deferred revenues arise from service contracts and from direct training revenue. Revenues from service contracts are recognized on a straight-line basis over the life of the contract, generally one year, and are included in product revenue in our statements of income (loss). However, there are occasions when they are written for longer terms up to four years. The revenues from that portion of the contract that extend beyond one year are shown in our balance sheets as long term. Deferred revenues also result from direct training revenue that needs to be scheduled based on the customer’s and Lifeloc’s availability. Revenue is recognized when training is complete and is included in product sales in our condensed statements of (loss). All direct training is for less than one year and all deferred revenues from this source are shown in our balance sheets as short term.

Recently Issued Accounting Pronouncements.

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted.

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

Segment Reporting.  We have concluded that we have one operating segment, consisting of our primary business which is as a developer, manufacturer and marketer of portable hand-held breathalyzers and related accessories, supplies and education.

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

The following table presents the calculation of basic and diluted net (loss) per common share for three and nine months ended September 30, 2025 and September 30, 2024.

	Three Months Ended September 30,
	2025	2024
Net (loss)	$(263,439)	$(158,327)
Weighted average shares-basic	2,752,616	2,611,616
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,752,616	2,611,616
Net (loss) per share-basic	$(0.10)	$(0.06)
Net (loss) per share-diluted	$(0.10)	$(0.06)
Antidilutive employee stock options	33,500	122,000

	Nine months Ended September 30,
	2025	2024
Net (loss)	$(949,764)	$(740,121)
Weighted average shares-basic	2,733,490	2,506,999
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,733,490	2,506,999
Net (loss) per share-basic	$(0.35)	$(0.30)
Net (loss) per share-diluted	$(0.35)	$(0.30)
Antidilutive employee stock options	33,500	122,000

4. STOCKHOLDERS' EQUITY

In February 2025, options to purchase 88,500 shares of our common stock were exercised at a price of $3.80 per share for total proceeds of $336,300. Our president and CEO exercised 37,500 options, and 2 directors exercised 1,000 options each. EDCO Partners, LLLP, of which our CFO and board chairman is the general partner provided $132,240 to enable 19 option holders to exercise and simultaneously sell their shares to EDCO Partners, to be held on behalf of certain of its limited partners, including a third director and an entity controlled by our CFO and board chairman. There was no intrinsic value on the exercised options. At September 30, 2025 33,500 options remained outstanding and exercisable with a weighted average life of 1.05 years and a weighted average exercise price of $3.80. All 33,500 of these options were fully vested. The options outstanding at September 30, 2025 had an intrinsic value of $0.

At September 30, 2025 there were 68,750 warrants outstanding, all with an exercise price of $4.50 and all expiring December 31, 2030. There were 62,500 warrants outstanding at December 31, 2024. See Note 5 for warrants issued in 2025.

5. DEBT

Debentures. On December 31, 2024 we issued a $750,000 debenture subordinated to obligations to the Company’s secured creditors holding a lien on all assets that calls for interest only at 8.25% payable quarterly in 2025, with monthly payments of $9,199 including principal and interest at 8.25% commencing on January 31, 2026. A balloon payment of $451,012 is due in full on December 31, 2030.

In consideration of the lender providing the financing, the Company issued warrants which entitle the holder to purchase 62,500 shares of our common stock at $4.50 per share. The warrants have a life of 72 months. If the debenture is paid in full on or before December 31, 2029, the warrants will have a life of 60 months.

On March 1, 2025 we issued a $75,000 debenture subordinated to obligations to the Company’s secured creditors holding a lien on all assets that calls for interest only at 8.25% payable quarterly in 2025, with monthly payments of $920 including principal and interest at 8.25% commencing on January 31, 2026. A balloon payment of $45,707 is due in full on December 31, 2030. In consideration of the lender providing this financing, the Company issued warrants which entitle the holder to purchase 6,250 shares of our common stock at $4.50 per share. The warrants have a life of 70 months. If the debenture is paid in full on or before December 31, 2029, the warrants will have a remaining life of 58 months. The factors used to calculate the estimated value of these warrants and the resulting fair value, were as follows.

Stock price	$2.75
Exercise price per share	$4.50
Original term (months)	70
Volatility	116.58%
Annual rate of quarterly dividends	None
Risk free interest rate	4.38%

Applying these assumptions resulted in a combined total relative fair value of $132,000 for all of the above warrants.

Our minimum future principal payments on all of the above subordinated debentures are as follows:

September 30, 2026	$41,141
September 30, 2027	58,954
September 30, 2028	64,006
September 30, 2029	69,491
September 30, 2030	75,445
December 31, 2030	515,963
Total	825,000
Less debt issuance cost	(115,800)
Net subordinated debenture payable	709,200
Less current portion	(19,084)
Long term portion	$690,116

Term Loan Payable. The term loan is secured by a first mortgage on our building, and is payable in 119 equal monthly installments of $7,453 commencing October 30 2021, including principal and interest at 2.95% based on a 360 day year, plus a final payment of $773,727 (excluding interest) on September 30, 2031.  Our minimum future principal payments on this term loan, by year, are as follows:

September 30, 2026	$56,582
September 30, 2027	58,274
September 30, 2028	60,016
September 30, 2029	61,811
September 30, 2030	63,658
2030 – 2031	839,288
Total	1,139,629
Less debt issuance cost	(12,901)
Net term loan payable	1,126,728
Less current portion	(54,431)
Long term portion	$1,072,297

6. COMMITMENTS AND CONTINGENCIES

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships. As of September 30, 2025, we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

 Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $2,104,519 at September 30, 2025.

Regulatory Commitments. We are subject to certain regulations of the United States Department of Transportation and various state departments of transportation. We believe that we are in substantial compliance with all known applicable regulations.

7. LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at September 30, 2025 or December 31, 2024, and therefore made no accruals for legal proceedings in either 2025 or 2024.

8. BUSINESS SEGMENTS

We formerly had two business segments through June 30, 2025: (i) the sale of physical products, including portable hand-held breathalyzers and related accessories, supplies, education, training (“Product Sales”), and royalties from development contracts with OEM manufacturers (“Royalties” and, together with Product Sales, the “Products” segment), and (ii) rental of a portion of our building (the “Rentals” segment). As a result of the lease to one tenant not being renewed on June 30, 2025, we now have only one segment.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

Operating losses for these segments exclude unallocated corporate items. Administrative and staff costs were commonly used by all business segments and were indistinguishable.

The following sets forth information about the operations of the business segments for the three months ended September 30, 2025 and 2024. There were no intersegment revenues.

Capital expenditures:	2025	2024
Product sales	$107,905	$133,947
Royalties	—	—
Products subtotal	107,905	133,947
Rentals	—	—
Total	107,905	133,947

Depreciation and amortization:
Product sales	108,676	187,594
Royalties	—	—
Products subtotal	108,676	187,594
Rentals	—	1,512
Total	108,676	189,106

Revenues:
Product sales	2,241,331	2,075,994
Royalties	16,117	3,016
Products subtotal	2,257,448	2,079,010
Rentals	—	8,316
Total	2,257,448	2,087,326

Gross profit:
Product sales	890,599	911,047
Royalties	16,117	3,016
Products subtotal	906,716	914,063
Rentals	(23)	(2,111)
Total	906,693	911,952

Interest expense:
Product sales	36,953	8,954
Royalties	—	—
Products subtotal	36,953	8,954
Rentals	—	1,065
Total	36,953	10,019

Net income (loss) before taxes:
Product sales	(279,534)	(208,655)
Royalties	16,117	3,016
Products subtotal	(263,417)	(205,639)
Rentals	(22)	(3,176)
Total	$(263,439)	$(208,815)

The following set forth information about the operations of the business segments for the nine months ended September 30, 2025 and 2024. There were no intersegment revenues.

Capital expenditures:	2025	2024
Product sales	$350,156	$625,238
Royalties	—	—
Products subtotal	350,156	625,238
Rentals	—	—
Total	350,156	625,238

Depreciation and amortization:
Product sales	325,095	187,594
Royalties	—	—
Products subtotal	325,095	187,594
Rentals	—	5,502
Total	325,095	193,096

Revenues:
Product sales	6,695,638	6,580,861
Royalties	41,588	22,776
Products subtotal	6,737,226	6,603,637
Rentals	16,632	24,462
Total	6,753,858	6,628,099

Gross profit:
Product sales	2,690,744	2,710,884
Royalties	41,588	22,776
Products subtotal	2,732,332	2,733,660
Rentals	7,526	7,195
Total	2,739,858	2,740,855

Interest expense:
Product sales	85,683	26,813
Royalties	—	—
Products subtotal	85,683	26,813
Rentals	2,070	3,413
Total	87,753	30,226

Net (loss) before taxes:
Product sales	(996,808)	(1,006,520)
Royalties	41,588	22,776
Products subtotal	(955,220)	(983,744)
Rentals	5,456	3,782
Total	$(949,764)	$(979,962)

At September 30, 2025, all of our assets were used in the Products and unallocated segments.

Revenue, gross profit and segment expenses for the three months ended September 30, 2025 are as follows. We have excluded our rentals segment and allocated all expenses to the products segment in the table below as the rentals segment is no longer relevant. Similarly, royalties are excluded as none of the expenses are attributable to royalties.

	Three Months Ended September 30,
	2025	2024
Product sales	$2,241,331	$2,075,994
Cost of sales	(1,350,732)	(1,167,413)
Gross profit	890,599	908,581
Less: research, development and sustaining engineering	(458,747)	(521,107)
Sales and marketing	(341,567)	(329,716)
General and administrative	(340,705)	(269,450)
Interest income	7,840	9,525
Interest expense	(36,953)	(10,019)
Operating (loss) before royalties and building rentals	(279,533)	(212,186)
Royalties income	16,117	3,016
Building rentals operating income (loss)	(23)	355
Operating (loss) before taxes	$(263,439)	$(208,815)

Revenue, gross profit and segment expenses for the nine months ended September 30, 2025 are as follows. We have excluded our rentals segment and allocated all expenses to the products segment in the table below as the rentals segment is immaterial and no longer relevant. Similarly, royalties are excluded as none of the expenses are attributable to royalties.

	Nine months Ended September 30,
	2025	2024
Product sales	$6,695,638	$6,580,861
Cost of sales	(4,004,894)	(3,869,977)
Gross profit	2,690,744	2,710,884
Less: research, development and sustaining engineering	(1,551,689)	(1,738,982)
Sales and marketing	(1,015,651)	(1,040,099)
General and administrative	(1,065,657)	(947,384)
Interest income	31,128	35,874
Interest expense	(87,753)	(30,226)
Operating loss before royalties and building rentals	(998,878)	(1,009,933)
Royalties	41,588	22,776
Building rentals operating income	7,526	7,195
Operating (loss) before taxes	$(949,764)	$(979,962)

The following sets forth domestic and international product sales for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024
Domestic	$1,702,561	$1,515,476
International	538,770	560,518
Total	$2,241,331	$2,075,994

The following sets forth domestic and international product sales for the nine months ended September 30, 2025 and 2024.

	Nine months Ended September 30,
	2025	2024
Domestic	$4,686,947	$4,804,029
International	2,008,691	1,776,832
Total	$6,695,638	$6,580,861

Our purchases of assets for the above products segment for the nine months ended September 30, 2025 and September 30, 2024 were as follows.

	2025	2024
Property, plant and equipment	$16,700	$195,036
Research and development equipment, software and space modifications	17,348	244,872
Office equipment, software and space modifications	—	37,715
Sales and marketing equipment and space modifications	5,462	—
Research and development equipment, software and space modifications not in service	310,646	147,615
Patent filing cost	—	21,708
Total	$350,156	$646,946

At September 30, 2025, all of our assets were used in the Products and unallocated segments as the lease in place at June 30, 2025 expired for our Rentals segment and was not renewed. At December 31, 2024, $104,697 of our assets were used in the Rentals segment, with the remainder, $8,620,072 used in the Products and unallocated segments.

The following is the disaggregation of revenue into broad categories, which we have defined as shown below for the three months ended September 30, 2025 and September 30, 2024.

Product sales:	2025	2024
Product sales and supplies	$2,069,200	$1,898,001
Training and certification	147,875	157,722
Service plans and equipment rental	24,256	20,271
Product sales subtotal	2,241,331	2,075,994
Royalties	16,117	3,016
Rental income	—	8,316
Total revenues	$2,257,448	$2,087,326

The following is the disaggregation of revenue into broad categories, which we have defined as shown below for the nine months ended September 30, 2025 and September 30, 2024.

Product sales:	2025	2024
Product sales and supplies	$6,186,966	$5,992,360
Training and certification	436,860	528,882
Service plans and equipment rental	71,812	59,619
Product sales subtotal	6,695,638	6,580,861
Royalties	41,588	22,776
Rental income	16,632	24,462
Total revenues	$6,753,858	$6,628,099

9. SUBSEQUENT EVENTS

On October 9, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Electronic Systems Technology, Inc., a Washington corporation (“ELST”), providing that, subject to the terms and conditions set forth therein, a wholly owned subsidiary to be formed by the Company (“Merger Sub”) will merge with and into ELST, with ELST surviving as a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, each outstanding share of common stock of ELST will be converted into the right to receive shares of common stock of the Company in accordance with an agreed exchange ratio, with cash paid in lieu of any fractional shares.

Consummation of the Merger is subject to customary closing conditions, including approval of ELST’s shareholders, effectiveness of the Company’s registration statement on Form S-4 covering the shares to be issued under the Merger Agreement, and receipt of any required regulatory approvals. The Merger Agreement contains customary representations, warranties, covenants, termination rights, and conditions.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 15, 2025.

On October 15, 2025 we filed a registration statement on Form S-4/A with the Securities and Exchange Commission in connection with the proposed Merger. The registration statement remains subject to review by the Securities and Exchange Commission and has not yet been declared effective.

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

In 2016, we obtained exclusive rights to develop and commercialize Sandia National Laboratories’ patented SpinDx™ technology for drugs of abuse. Lifeloc has adapted this technology platform which uses centrifugal disk and microfluidics technology to enable rapid, on-site, and cost-effective drug testing capable of detecting trace levels of potent substances such as fentanyl, cocaine, and delta-9-THC from extremely small (microliter-level) samples. After initial delays related to the COVID-19 pandemic, development has advanced significantly, and in 2024 we filed our first utility patent application covering improvements to the core system. While Sandia retains ownership of the foundational patents, patentable enhancements are the property of Lifeloc. We are commercializing this as the SpinDetect™ Centrifugal Drug Analyzer.

The SpinDetect™ analyzer is designed to address key limitations in existing drug-testing methods. Its ability to resolve psychoactive delta-9-THC from inactive metabolites supports more accurate assessments of recent use and potential impairment - an important differentiator in marijuana testing, where other devices may yield false positives from non-impairing compounds. We intend to introduce the system in stages, starting with a saliva-based product, and later expanding to blood and breath sample capabilities, the latter integrated with our LX9 breathalyzer to support a future marijuana breathalyzer solution. Beta testing with human subjects is scheduled in partnership with University of Colorado Anschutz Medical Campus, with commercial launch targeted for 2026.

The platform can be adapted to detect a wide range of substances, and we are actively negotiating an expansion of our license to include applications beyond current drug-testing markets. Potential future applications include the detection of biological hazards such as listeria and salmonella.

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

We own our corporate headquarters in Wheat Ridge, Colorado, occupying all of the space ourselves. We leased a portion of the space to a third party until our tenant’s lease expired in June 2025. We now expect to expand into the full space. Additionally, we continue to pursue acquisitions aligned with our mission to deliver near and remote sensing and monitoring solutions, aiming to strengthen own position in existing markets and facilitate entry into new ones.

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

Possibility of Operating Losses. Over many of the past several years we have operated profitably; however, prior to that, and in 2021 through 2024, we incurred operating losses. Those operating losses are continuing in 2025 and we expect them to continue as we continue to work toward the commercialization of SpinDetect™. There is no assurance that we will not incur operating losses in any given quarter or year in the future.

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

Research and Development Expenses.  During the third quarter of 2025, the Company incurred material research, development, and demonstration costs related to its SpinDetect™ centrifugal drug-analysis system, including prototype production and initial customer demonstration activities. These expenditures represent a significant investment in the Company’s future product pipeline. We expect to maintain our research and development expenses through 2025, and to begin to reduce them as we complete development of our new product line.

Results of Operations

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

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

Net sales.

Our product sales for the three months ended September 30, 2025 were $2,241,331, an increase of 8% from $2,075,994 for the same period a year ago. This increase results from the several larger orders in the current period that may have reflected winning additional states’ law enforcement endorsements. When royalties of $16,117 are included, total revenues of $2,257,448 increased by $170,122, or 8%, for the three months ended September 30, 2025 when compared to the same three months a year ago. Royalties increased as a result of our royalty-paying customers selling more products in the current period vs. the same period a year ago. Rental income decreased by $8,316 as a result of the expiration on June 30, 2025 of the one remaining lease that was not renewed.

Gross profit.

Despite higher product sales, total gross profit for the three months ended September 30, 2025 of $906,693 represented a decrease of $5,259 (1%) from total gross profit of $911,952 for the three months ended September 30, 2024, primarily as a result of inflationary pressures and tariffs. Cost of product sales increased from $1,164,947 in the three months ended September 30, 2024 to $1,350,755 in the same period in 2025, an increase of $185,785 (16%). As a result, gross profit margin on products decreased from 44% in the 3 months ended September 30, 2024 to 40% in the same period in 2025.

Research, development and sustaining engineering expenses.

Research, development and sustaining engineering expenses continued at the high level of $458,747, or 20% of product sales, for the three months ended September 30, 2025, representing a decrease of $12% over the $521,107 in the same period a year ago. This decrease is primarily due to timing of services from outside contractors needed for continuing design work related to SpinDetect™.

Sales and marketing expenses.

Sales and marketing expenses of $341,567 for the three months ended September 30, 2025 were up by $11,851 (or 4%) from the $329,716 spent in the same period a year ago as a result of lower trade show and travel expenses.

General and administrative expenses.

General and administrative expenses of $340,705 for the three months ended September 30, 2025 versus $269,450 for the three months ended September 30, 2024 were higher by $71,255 (26%) as a result of across the board cost increases, including professional fees, insurances, and others.

Other income (expense).

Interest income decreased from $9,525 a year ago to $7,840 in 2025 as a result of less funds available at the beginning of the period. Interest expense of $36,953 in the three months ended September 30, 2025 was up from $10,019 in the previous year as a result of the increase in subordinated debentures outstanding in the 2025 quarter vs. none in the same quarter a year ago. The total increase of $28,619 from $494 of other expense (net) in the period ended September 30, 2024 to total other expense (net) of $29,113 in the current quarter is expected to continue in future quarters due to the increase in borrowings.

Net income (loss).

We realized a net (loss) of ($263,439) for the three months ended September 30, 2025 compared to a net (loss) of ($158,327) for the three months ended September 30, 2024. This increase of $105,112 (66%) was the result of the changes in gross profit, operating expenses and other income and expense discussed above, which resulted in a (loss) before taxes of ($263,439) or an increase of $54,624 from the (loss) before taxes of ($208,815) in 2024. The benefit from taxes in the three months ended September 30, 2025 was $0 versus a benefit from taxes of $50,488 in the same period a year ago as a result of increasing the valuation allowance in the three months ended September 30, 2024 and no increase in the three months ended September 30, 2025.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

As was the case for the three months ended September 30, supply chain problems caused by Covid-19, as well as the other market impacts of Covid-19, were mostly resolved by the end of 2024, and the perceived need to monitor for the presence of alcohol reverted back to the level experienced previously. We increased prices and maintained our reduced costs at their 2024 levels where possible, although inflation and tariffs took their toll, increasing the cost of raw materials, labor, and freight. We continued and intensified our new product development efforts while maintaining the high level of customer service that has led to an excellent reputation for outstanding customer service. With the introduction of new products, we believe Lifeloc will again be profitable.

Net sales.

Our product sales for the nine months ended September 30, 2025 were $6,695,638, an increase of $114,777 or 2% from $6,580,861 for the same period a year ago. This increase results from several larger orders in the current period that may have reflected customers’ increased availability of funds in the current period. In addition, the continuing inflationary outlook on customers’ budgets may also have played a role. When royalties of $41,588 and rental income of $16,632 are included, total revenues of $6,753,858 increased by $125,759, or 2%, for the nine months ended September 30, 2025 when compared to the same nine months a year ago. Royalties increased as a result of our royalty-paying customers selling more products in the current period vs. the same period a year ago. Rental income decreased by $7,830 and was discontinued entirely on June 30, 2025 as a result of the expiration of the one remaining lease that was not renewed.

Gross profit.

Total gross profit for the nine months ended September 30, 2025 of $2,739,858 represented little change from total gross profit of $2,740,855 for the nine months ended September 30, 2024. Cost of product sales for the nine months ended September 30, 2025 was $4,004,894 vs. $3,869,977, an increase of $134,917 as a result of higher product sales. Gross profit margin on products in the nine months ending September 30, 2025 was 40%, down from 41% for the same period in 2024.

 Research, development and sustaining engineering expenses.

Research, development and sustaining engineering expenses were $1,551,689 for the nine months ended September 30, 2025, a decrease of $187,293 (11%) from the $1,738,982 in the same nine months ended September 30, 2024. This decrease results primarily from timing of services from outside contractors and is expected to again increase in the remainder of 2025.

Sales and marketing expenses.

Sales and marketing expenses of $1,015,651 for the nine months ended September 30, 2025 were down by $24,448 (or 2%) from the $1,040,099 spent in the same period a year ago as a result primarily of lower trade show and travel expenses.

General and administrative expenses.

General and administrative expenses of $1,065,657 for the nine months ended September 30, 2025 versus $947,384 for the nine months ended September 30, 2024 were higher by $118,273 (13%) as a result of various increased expenses.

Other income (expense).

Interest income decreased from $35,874 a year ago to $31,128 in 2025 as a result of less funds available at the beginning of the period. Interest expense of $87,753 in the nine months ended September 30, 2025 was up from $30,226 in the previous year as a result of the increase in subordinated debentures outstanding in 2025 vs. none in the same period a year ago. The total decrease of $62,273 in other expense (net) in the period ended September 30, 2025 vs. the same nine months a year ago is expected to continue for the rest of 2025 due to the increase in borrowings.

Net income (loss).

We realized a net (loss) of $949,764) for the nine months ended September 30, 2025 compared to a net (loss) of ($740,121) for the nine months ended September 30, 2024. This increase of $209,643 (28%) was the result of the changes in gross profit, operating expenses and other income and expense discussed above, which resulted in a (loss) before taxes of ($949,764) or a decrease of $30,198 from the (loss) before taxes of ($979,962) in 2024. The benefit from taxes in the nine months ended September 30, 2025 was $0 versus a benefit from taxes of $239,841 in the same period a year ago as a result of increasing the valuation allowance in the nine months ended September 30, 2024 and no increase in the nine months ended September 30, 2025.

Trends and Uncertainties That May Affect Future Results

Revenues in the three months ended September 30, 2025 were higher compared to revenues during the same period in 2024. For the nine months ended September 30, 2025, revenues were similar to revenues for the same nine months in 2024. We believe that continued increased sales efforts, together with the expected availability of SpinDetect™ for sale in 2026 may result in improved revenues in 2026 and beyond. Revenues for the rest of 2025 may be similar to revenues in 2024. Inflationary pressures and tariffs have affected our business in a number of ways, including increasing the cost of raw materials, labor, and freight. Our actions to mitigate the impact of inflation, including pre-ordering components in higher than usual quantities, sourcing new vendors and increasing prices have been moderately successful.

We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues. Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues, with particular emphasis on completing SpinDetect™.

Our operating plan for the remainder of 2025 is focused on growing sales, increasing gross profits, and continuing research and development efforts on new products, including SpinDetect™, for long-term growth. We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2025. However, we believe that cash resources will be sufficient to fund our operations for the next twelve months under our current operating plan, although we are seeking additional financing. If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in regaining profitability and remaining at least cash flow break-even, additional borrowings or capital may be required to maintain ongoing operations.

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

On December 31, 2024 we issued an unsecured $750,000 subordinated debenture bearing interest at 8.25%, including 62,500 warrants exercisable on or before December 31, 2030 into 62,500 shares of our common stock at a price of $4.50 per share. On March 1, 2025 we issued an unsecured $75,000 subordinated debenture bearing interest at 8.25%, including 6,250 warrants exercisable on or before December 31, 2030 into 6,250 shares of our common stock at a price of $4.50 per share. Using the Black Scholes model, the fair market value of these warrants resulted in deferred financing cost of $132,000, which is included in our balance sheet at September 30, 2025 at $115,800 after amortization in the nine months ending September 30, 2025 of 16,200, and which resulted in an increase to capital of $120,000 on December 31, 2024 and $12,000 on March 1, 2025. In addition to the stated interest of 8.25%, this deferred financing cost represents a charge against income of $5,514 per quarter starting in the second quarter of 2025. The interest of 8.25% will be paid in quarterly increments in 2025, and will be included in monthly payments of $10,119 including principal, starting in 2026.

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

We have traditionally funded working capital needs through product sales and close management of working capital components of our business. Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes. In July, 2024 we completed a private placement of 210,000 shares of our common stock at $3.80 per share for a total raise of $798,000 with a related party. On December 31, 2024, we completed the issuance of a six-year subordinated debenture for $750,000 with a third party. On March 1, 2025, we completed the issuance of a 70-month subordinated debenture for $75,000 with a third party. We are seeking additional financing, which, if not secured, is likely to result in delay in releasing SpinDetect™ to the market. In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies. Although we have been profitable in recent years except 2020, 2022, 2024 and in 2025, we can provide no assurances that operating losses will not occur in the future. Should that situation arise, we may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms, if at all.

As of September 30, 2025, cash and cash equivalents were $685,097, trade accounts receivable were $864,456 and current liabilities were $907,861 resulting in net liquid assets of $641,692. We believe that the diminishing of the Covid-19 pandemic, the resolution of supply chain issues, and the introduction of several new products during the last several years, along with new and on-going customer relationships will allow Lifeloc to operate profitably. If the revenue levels prior to 2020 do not continue to increase in a timely manner, if inflationary pressures are not contained, or if the development and market acceptance of SpinDetect™ takes longer than expected, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

Equipment expenditures, consisting of SpinDetect™ related and other equipment, during the nine months ended September 30, 2025 were $350,156 compared to $625,238 for the same period in 2024, a decrease of $275,082. We incurred patent application costs of $21,708 in the nine months ended September 30, 2024 versus $0 in 2025. No expired or fully amortized patents were removed from our financial statements in 2025 or 2024. As development of SpinDetect progresses, and as normal wear and tear of equipment occurs, we expect to incur outlays for equipment and patent filings in 2026 and beyond.

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

Rental income from space leased to our tenants was recognized in the month in which it was due. The last remaining lease expired on June 30, 2025 and was not renewed.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are required to provide abbreviated market risk disclosures. Our primary market risk exposure is interest rate risk related to our variable and fixed-rate debt obligations. At September 30, 2025, we had outstanding debt of approximately $1.8 million consisting of a term loan with a fixed interest rate of 2.95% and subordinated debentures with a fixed interest rate of 8.25%. We manage this exposure by maintaining predominantly fixed-rate debt, which limits our exposure to interest rate fluctuations. There have been no significant changes in our primary market risk exposures or how they are managed compared to our most recently completed fiscal year ended December 31, 2024, other than the addition of $75,000 in subordinated debentures in March 2025.

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February, 2025 options to purchase 88,500 shares of our common stock were exercised at a price of $3.80 per share for total proceeds of $336,300. Our president and CEO exercised 37,500 options, and 2 directors exercised 1,000 options each. EDCO Partners, LLLP, of which our CFO and board chairman is the general partner provided $132,240 to enable 19 option holders to exercise and simultaneously sell their shares to EDCO Partners, to be held on behalf of certain of its limited partners, including a third director and an entity controlled by our CFO and board chairman. The issuance of these shares was exempt from registration under Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. The shares were issued to existing employees and directors of the Company who had sufficient access to information about the Company. No options were exercised during the three and nine months ended September 30, 2025.

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

There were no sales of equity securities during the three and nine months ended September 30, 2025.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

On October 16, 2025, the Company filed Amendment No. 1 to its Registration Statement on Form S-4 in connection with its proposed merger with Electronic Systems Technology, Inc.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated October 9, 2025, by and among Lifeloc Technologies, Inc. and Electronic Systems Technology, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 15, 2025)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOC TECHNOLOGIES, INC.

November 12, 2025	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

November 12, 2025	By:	/s/ Michelle Heim
Date		Michelle Heim Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated October 9, 2025, by and among Lifeloc Technologies, Inc. and Electronic Systems Technology, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 15, 2025)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

