Form 10-K
period 2025-12-31
Lifeloc Technologies, Inc
filed 2026-03-27
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered under Section 12(g) of the Act:   Common Stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐  No ☒

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

As of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 551,632 shares of common stock held by non-affiliates of the issuer on such date was $1,682,478.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 25, 2026:

Common Stock, no par value	2,752,616

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference: Items 10, 11, 13 and 14, and a portion of Item 12 of Part III are incorporated by reference from portions of the registrant's Definitive Proxy Statement for the 2026 Annual Shareholders' Meeting, expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025.

i

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K (this “Annual Report”) include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements. All forward-looking statements in this Annual Report, including, among other things, statements about:

•	our strategies and business plans,

•	the development, commercialization, and market acceptance of SpinDetect™ and our other products,
•	our capital requirements and ability to fund ongoing operations and product development;
•	our ability to service and refinance our indebtedness, including our outstanding subordinated debentures,
•	expectations about new and existing products,

•	market demand,

•	market size and growth,

•	the effects of tariffs, trade policy, and geopolitical instability on our supply chain and business, and
•	return on investments in products and markets,

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 1 "Business"; Part I, Item 1A "Risk Factors"; and Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are based on information available to us as of the date of this Annual Report, and we assume no obligation to update such forward-looking statements, except as required by applicable law. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. Readers of this Annual Report on Form 10-K are strongly encouraged to review the section entitled "Risk Factors" contained in this Annual Report.

Lifeloc®, Easycal®, Phoenix® and R.A.D.A.R.® are registered trademarks of Lifeloc Technologies, Inc. Sentinel™ and SpinDetect™ are trademarks of Lifeloc Technologies; SpinDx™ is a trademark of Sandia Corporation. This report may also contain trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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

In October 2014 we purchased our corporate headquarters and adjacent property and, for a time, operated a separate rental-property segment based on leases to third-party tenants. Effective June 30, 2025, we terminated those leasing arrangements and now utilize the entire premises for our own operations; accordingly, the rental-property segment has been discontinued.

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

In March 2017 we acquired substantially all of the assets related to the Real-time Alcohol Detection and Reporting product (“R.A.D.A.R.®”) from Track Group, Inc. (“TRCK”) for $860,000 in cash.  The purchased assets included the R.A.D.A.R.® device with cellular reporting for real-time alcohol monitoring, database infrastructure to tabulate and manage subscriber behavior, and biometric methodology and intellectual property to fully automate identity verification.  The R.A.D.A.R.® device was designed to be part of an offender supervision program as an alternative to incarceration, and it is assigned to offenders as a condition of parole or probation with random testing throughout the day to demonstrate that they are meeting the conditions of their sentence. We purchased the assets of R.A.D.A.R. 100 in 2017, knowing the product needed significant upgrading, which was essentially completed and released for sale several years later as R.A.D.A.R. 200. This product met with little market acceptance as a result of the underperformance of one feature, namely, the biometric identification confirmation. In order to meet certain SpinDetect™ milepost commitments, and to optimally allocate resources, we withdrew R.A.D.A.R. 200 from the market in 2022. We have outsourced the development of R.A.D.A.R. 300 to a third party but which is currently on hold.

In November 2019, we received approval from DOT for our LX9 and LT7 base unit alcohol breathalyzers. Both have been updated and both updated versions received DOT approval in December 2021.

Testers for Drugs of Abuse

SpinDetect™

In August 2016 we entered into a patent license agreement with Sandia Corporation pursuant to which we acquired the exclusive rights to develop, manufacture and market Sandia’s patented SpinDx™ technology for the detection of drugs of abuse. We believe this license agreement represents the beginning of a relationship that will become material to the Company in the near future. A prototype was built by Sandia under our Cooperative Research and Development Agreement, and received in 2018, after which we commenced work on commercializing the device. This effort was hampered by the pandemic, but with the recovery, our full attention has been given to SpinDetect™. Although the patents to the base technology belong to Sandia, any improvements we make that are patentable belong solely to Lifeloc. The first Lifeloc owned utility patent application was filed in February 2024.

At the beginning of the computer age, data was gathered and then sent to an outside service center for processing. Later, with the evolution of the personal computer, data was gathered and processed locally. We believe SpinDetect™ will drive the same evolution in drug testing. Under current practice, a sample is collected and sent to an outside lab for analysis, with the results available a day later, sometimes several days later — at a usual cost of upwards of $100 - $300 per test. SpinDetect™ makes it possible to collect a sample and get the results locally within minutes — at a cost expected to be in the range of $25 per test. There are efforts underway by others to capture this market. However, SpinDetect™ is unique in its ability to accurately and quickly process the sample and provide a quantitative result vs. the very few devices available today. Lifeloc’s excellent standing in its alcohol breathalyzer market is expected to provide an edge so far as credibility of the new SpinDetect™ drug detection product is concerned.

We are optimistic about the results of the work to date and expect market introduction via beta testing beginning in 2026, with a sales-ready device later in 2026. SpinDetect™ uses a centrifugal disk with micro fluidic flow paths allowing multiple tests to be carried out on a single small sample. The SpinDetect™ platform has the potential to revolutionize real-time screening for a panel of high abuse drugs, with the ability to quickly and quantitatively measure very low concentrations of drugs such as cocaine, heroin, methamphetamine, fentanyl, marijuana and others. We intend to use this technology, sometimes referred to as “Lab on a Disk”, to develop devices and tests that could be used at roadside, emergency rooms and in workplace testing to get a rapid and quantitative measure for a panel of such drugs of abuse.

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

Testing for the presence of delta-9-THC requires the ability to isolate delta-9-THC from these other molecules. Competitive devices such as Drager’s Drugtest 5000 and the Sotoxa device are unable to make this separation, whereas SpinDetect™ can do so by locking up the metabolites and then analyzing only the remaining delta-9-THC. This capability is a patented feature of the technology we licensed from Sandia, but which has been improved upon by Lifeloc and a patent application has been filed. The practical result of this important difference is that SpinDetect™ delivers test results that correlate more accurately to the level of psychoactive delta-9-THC than the competitive devices. Testing for the presence of marijuana within, say an hour after smoking or eating, will produce the same positive result no matter which device is used. As a result of the metabolizing process by the liver, however, starting after about an hour and continuing thereafter, the two competitive devices will still show positive results - but due to the proprietary locking feature, SpinDetect will not unless delta-9-THC is actually present. And if it is actually present, SpinDetect™ will read and show the level of impairing delta-9-THC. Once this difference becomes more widely known, Lifeloc believes society will begin to develop a consensus as to what level is unacceptable for driving (similar, for example, to .05 for alcohol).

We expect the initial release of the new product will consist of the SpinDetect™ base reader unit, an oral fluid collection device and an analysis disk. We expect subsequent product releases will utilize the same SpinDetect™ base reader and collection devices for samples from blood and from breath.

We are initiating beta testing of the SpinDetect™ oral-fluid analyzer focused on delta-9-THC detection using a prototype reader, with final component optimization underway under a signed beta-testing agreement. The initial commercial product is expected to measure delta-9-THC – the primary psychoactive compound in cannabis – followed by a multi-drug panel release. We anticipate a commercial launch in 2026, with subsequent expansion into additional drug panels and sample types, including blood and breath.

The same “lab-on-a-disk” system used to detect drugs of abuse can be adapted to identify other biological or chemical targets—such as food or water contaminants, neonatal or veterinary drug residues, or environmental toxins. This versatility positions Lifeloc to extend the platform into adjacent markets in public health, food safety, and environmental testing. While additional research, licensing, and regulatory clearances will be required, the scalability and analytical precision of the SpinDetect™ platform provide a solid foundation for sustained growth across multiple high-impact sectors.

We intend to expand our drug detection offerings based on the SpinDetect™ technology platform. Following the initial release of the saliva test system, we expect to release a system based on samples collected from blood and breath. The breath sample collection will be accomplished with a collection device coupled with our LX9 breathalyzer. After collection, the blood and breath samples will be analyzed on the SpinDetect reader with a disk designed for the specific sample source be it saliva, blood or breath.

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

Real Property

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado. The building consists of 22,325 square feet, all of which we occupy for internal operations effective June 30, 2025. A portion of this space was formerly leased to an outside tenant but the lease terminated June 30, 2025 and was not renewed. Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. This loan was paid on September 30, 2021 with proceeds from a new term loan, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000 which matures in September 2031.

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

On October 9, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Electronic Systems Technology, Inc., a Washington corporation (“ELST”), providing that, subject to the terms and conditions set forth therein, a wholly owned subsidiary to be formed by us (“Merger Sub”) would merge with and into ELST, with ELST surviving as a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, each outstanding share of common stock of ELST would be converted into the right to receive 0.048 shares of our common stock for each share of ELST, a maximum of 237,432 shares, with cash paid in lieu of any fractional shares.

On October 15, 2025 we filed a registration statement on Form S-4/A with the Securities and Exchange Commission in connection with the proposed Merger, which was declared effective on December 9, 2025. However, the Merger did not receive the required approval of ELST shareholders at the special meeting held on February 9, 2026, and the Merger Agreement was terminated by mutual agreement between the parties.

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

Research, Development and Sustaining Engineering

Lifeloc defines its business broadly to include "near and remote sensing and monitoring" applications in markets including those outside of traditional alcohol testing.  We believe that our future success depends to a large degree on our ability to conceive and develop improved alcohol detection and measurement products, as well as to identify attractive opportunities for growth outside of breath alcohol testing.  Accordingly, we expect to continue to invest in research, development and sustaining engineering. We spent $2,152,843 and $2,242,869 during 2025 and 2024, respectively, on research and development, and on sustaining engineering. The amount spent in 2025 was $90,026 less than the amount spent in 2024 due primarily to needing less design services from outside contractors in 2025 than were needed in 2024. We expect to continue to increase our emphasis on new product development efforts for existing and new markets with particular emphasis on developing the SpinDetect™ technology. Sustaining engineering is required to maintain and continuously update our base products.

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

Supply chain disruptions experienced in 2023 and into 2024 forced us to maintain larger inventories of certain items in order to accommodate longer lead times, particularly components sourced internationally. This policy was continued in 2025, but the overall stocking of certain items was reduced.

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

We file for patents, copyrights and trademarks to protect our intellectual property rights to the extent practicable.  We hold the rights to four United States utility patents, two United States design patents and have two United States patent applications pending or in preparation for filing, along with corresponding international patents and applications on our portable breath alcohol testers. These patents have expiration dates ranging from January 2027 to February 2042. In 2017, we acquired seven United States patents and several active international patent applications in connection with our purchase of the R.A.D.A.R.® assets. The R.A.D.A.R.® patents provide protection around the biometric identification methods used in the R.A.D.A.R.® devices along with a removable sampling chamber for maximum hygienics.

We act to protect our patents from infringement in each instance where we determine that doing so would be economical in light of the expense involved and the level and availability of our financial resources.  While we believe that each of our pending applications relate to a patentable device or concept, there is no guarantee that the patents will be issued.

We also enter into royalty and licensing agreements where we license or otherwise confer our intellectual property rights on a licensor in exchange for specified payment terms. In 2012 we entered into a royalty agreement with an OEM customer which provides for the monthly payment of royalties to us on all products containing certain of our software sold by our customer.  The agreement is of perpetual duration, but is terminable by the OEM customer upon six months' notice. In 2013 we began receiving royalties from another customer as a result of entering into a second royalty agreement, which provides for the monthly payment of royalties to us on all products containing certain of our software sold by our customer. The agreement has been terminated by the customer as a result of redesign of their products. In 2021 we entered into a third agreement which relates to licensing the design of the EasyTab mouthpieces, which is of perpetual duration.

Employees

As of December 31, 2025, we had 35 full-time employees and 3 part-time employees. We are not a party to any collective bargaining agreements.

Customers

Revenues from our largest customers, as a percentage of total revenues, for 2025 and 2024 were as follows:

	2025	2024
Customer A	8%	9%
Customer B	6%	4%
Customer C	4%	3%
All others	82%	84%
Total	100%	100%

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

We believe that we were in substantial compliance with the regulations described above as of December 31, 2025 for our products sold into these markets and states.

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

Changes in trade policy and tariffs could increase our costs and adversely affect our sales.

Our business is subject to risks arising from changes in U.S. and foreign trade policy, including the imposition or escalation of tariffs, import restrictions, and retaliatory trade measures. The current trade environment is characterized by a high degree of policy uncertainty, and the scope and duration of existing and potential future measures remain difficult to predict.

We purchase components and materials from domestic and international suppliers. To the extent our suppliers are affected by tariff increases, the cost of such components may rise, and we may not be able to fully offset those increases through pricing adjustments or by identifying alternative suppliers on a timely basis or at all.

We also sell our products globally. Foreign governments may impose retaliatory tariffs or other trade barriers on U.S.-manufactured goods, which could increase the cost of our products for international customers, reduce demand, or cause distributors to seek alternative suppliers. If we are unable to effectively manage these risks, our business, financial condition, and results of operations could be materially and adversely affected.

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

Eighteen percent of our product sales in 2025 and sixteen percent in 2024 were attributable to three customers, with whom we do not have long-term contracts. If orders from those customers are not renewed, our revenues may be adversely affected. Furthermore, at December 31, 2025, our accounts receivable balance included approximately $344,879 or 46% from one customer, $56,096 or 7% from a second customer, and $39,780, or 5%, from a third customer.

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

We are subject to regulation by the United States Department of Transportation ("DOT") and by various state departments of transportation. The Omnibus Transportation Employee Testing Act of 1991 requires drug and alcohol testing of safety-sensitive transportation employees in aviation, trucking, railroads, mass transit, pipelines, and other transportation industries. The DOT Office of Drug & Alcohol Policy & Compliance ("ODAPC") publishes, implements, and provides authoritative interpretations of these rules. These regulations cover all transportation employers, safety-sensitive transportation employees, and service agents. Manufacturers submit devices to the DOT for testing and approval. Instruments are tested according to their model specifications and, if passed, included on the CPL. Law enforcement applications also require that portable breath testing instruments be included on the CPL. Lifeloc's FC10, FC10Plus, FC20, FC20BT, EV30, and Phoenix® 6.0 and Phoenix®6.0BT are included on the Conforming Products List of Evidential Breath Alcohol Measurement Devices (“CPL”). Lifeloc’s LX9 and LT7 have received conformance letters from the DOT and are expected to appear in the next publication of the CPL. We believe that we were in substantial compliance with the regulations described above as of December 31, 2025 for our products sold into these markets and states.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products. We maintain product liability insurance to cover us in the event of liability claims, and as of December 31, 2025, no such claims have been asserted or threatened against us. However, our insurance may not be sufficient to cover all possible future product liabilities.

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

We monitor our capital adequacy on an ongoing basis. To the extent that our funds are insufficient to fund future operating requirements, we may need to raise additional funds through corporate finance transactions or curtail our growth and reduce our liabilities. Any equity, hybrid or debt financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition and operating results would be adversely affected, and we may be required to reduce, delay, or discontinue our SpinDetect™ development program, which could materially affect our business prospects and the value of our investment in that technology.

Our outstanding indebtedness requires ongoing debt service and could limit our financial flexibility.

We have incurred indebtedness in the form of two subordinated debentures in an aggregate principal amount of $825,000, both bearing interest at 8.25% per annum. Monthly principal and interest payments on these debentures commenced in January 2026, and balloon payments are due in December 2030. We also carry a mortgage on our corporate headquarters with a maturity of September 2031. Our ability to service this indebtedness depends on our continued ability to generate cash from operations. If our revenues decline or our operating costs increase, we may have difficulty meeting these obligations. If we are unable to service our debt or to refinance or repay it at maturity, we could be required to seek additional financing on unfavorable terms, sell assets, or take other actions that could adversely affect our business and the interests of our stockholders.

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

Global credit and financial markets have experienced, and may continue to experience, significant volatility and disruption, including periods of increased inflation, diminished liquidity and credit availability, declines in consumer confidence and economic growth, and uncertainty about economic stability. Ongoing and emerging geopolitical conflicts, trade tensions, and other destabilizing events contribute to this uncertainty, and the scope, duration, and long-term impact of any such conditions are difficult to predict. Our general business strategy may be adversely affected by any such economic downturn, volatile geopolitical and business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon research and development plans. In addition, there is a risk that one or more of our current suppliers or other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Vern D. Kornelsen, Chairman of our Board of Directors, Secretary, and Chief Financial Officer, beneficially owned approximately 77% of our outstanding common stock as of December 31, 2025. Through this ownership, Mr. Kornelsen is able to control the composition of our Board and direct our management and policies. Accordingly, Mr. Kornelsen has the direct or indirect power to:

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

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We rely on third party providers and outsourced IT services to monitor and address cybersecurity related risks, including installing software for threat protection and malware detection. Such third party providers are tasked with notifying management of any material risks or cybersecurity concerns that they identify, which management then assesses and may bring to our board of directors to discuss if deemed necessary or appropriate. Based on the results of our risk assessments, if deemed necessary or appropriate, we take steps to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. These cybersecurity risk management processes are integrated into our overall enterprise risk management program.

We intend to work with outside counsel and third party service providers to further develop our expertise, processes and procedures with respect to cybersecurity protection and our response plan.

To date, we have not (to our knowledge) encountered cybersecurity challenges that have materially affected our business strategy, results of operations, or financial condition, though we cannot provide assurance that they will not be materially affected in the future.

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

Our CEO is the member of management primarily responsible for assessing and managing our cybersecurity risk management program and for informing the Audit Committee about cybersecurity risks and incidents. He works directly with our third-party IT service providers to evaluate the effectiveness of our cybersecurity safeguards and to oversee our incident response processes. Our management team has extensive experience managing operational and business risks at the Company, including risks arising from cybersecurity threats. Because we rely substantially on third-party providers for the technical aspects of our cybersecurity program, we do not maintain a dedicated in-house cybersecurity function, and the relevant expertise for managing cybersecurity risks at the Company is provided principally through those third-party relationships rather than through specialized credentials held by members of management.

In the event of a cybersecurity incident, our incident response plan is designed to escalate incidents to members of management, and if appropriate to the Audit Committee, depending on the severity and circumstances of the incident.

Item 2. Properties

On October 31, 2014, we purchased the commercial property we use as our corporate headquarters and certain adjacent property in Wheat Ridge, Colorado. The building consists of 22,325 square feet, all which is used by us for operations. In addition to housing our corporate headquarters, we use this property for research and development, manufacturing, shipping/receiving, warehouse, and inventory purposes. Our purchase of the property was partially financed through a term loan in an original principal amount of $1,581,106, secured by a first-priority mortgage on the property. This loan was paid on September 30, 2021 with proceeds from a new term loan, also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000 which matures in September 2031.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2025, we had 65 shareholders of record. Our common stock is not listed on an established public trading market. Since January 17, 2012, our stock has been quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our shares is LCTC. Trading in our common stock is limited and sporadic. Subject to the foregoing qualification, the following table sets forth the range of bid quotations for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 2025	Bid Price	Fiscal 2024	Bid Price
1st Quarter	$2.62 – 3.67	1st Quarter	$1.90 – 3.99
2nd Quarter	$2.76 – 3.41	2nd Quarter	$3.00 – 4.30
3rd Quarter	$3.00 – 3.50	3rd Quarter	$3.60 – 5.58
4th Quarter	$2.40 – 3.67	4th Quarter	$2.21 – 3.15

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

On December 31, 2024, in connection with the issuance of a $750,000 subordinated debenture, the Company issued warrants to purchase 62,500 shares of common stock at an exercise price of $4.50 per share. These warrants were valued at $120,000 using the Black-Scholes valuation model. The issuance of these warrants was exempt from registration under Section 4(a)(2) of the Securities Act as a private placement to a sophisticated investor.

In February 2025, options to purchase 88,500 shares of our common stock, originally granted as incentive stock options pursuant to our 2013 Stock Option Plan, were assigned by the option holders to EDCO Partners LLLP and a third director. The Board of Directors approved the assignments and waived the non-transferability provisions of the applicable option agreements and the Plan solely to permit such assignments. Upon assignment, the options ceased to qualify as incentive stock options and were reclassified as nonqualified stock options for all tax, accounting, and compliance purposes. EDCO Partners LLLP, of which our CFO and board chairman is the general partner, and a third director then exercised the assigned options at a price of $3.80 per share for total proceeds of $336,300 to the Company. The shares were issued to EDCO Partners LLLP and the third director in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

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

Possibility of Operating Losses. Over many of the past several years we have operated profitably; however, prior to that, and in 2021 through 2025, we incurred operating losses.  There is no assurance that we will not incur losses in any given quarter or year in the future.

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

Research and Development Expenses.  We expect to continue to incur research and development expenses as we near completion of the first phase of SpinDetect™ and to update our base products.

SpinDetect™ Microfluidic Detection Platform

In 2016, we obtained the exclusive rights to develop and commercialize Sandia National Laboratories’ patented centrifugal microfluidic technology (formerly referred to as SpinDx™). Our commercialization effort was initially hampered by the pandemic; however, development has since advanced significantly. A first Lifeloc-owned utility patent application covering improvements to the system was filed in 2024. Under the license agreement, Sandia retains ownership of the foundational patents, while patentable enhancements developed by Lifeloc belong solely to us.

After several rounds of optimization, we have completed the design of the SpinDetect™ microfluidic disk, enabling the design to move into fabrication and validation. All analytical chemistry now occurs on the disk after introduction of the sample. This advancement completes the core system required for beta testing using our prototype reader. We expect commercial launch in 2026, with initial products designed to measure drugs of abuse in oral fluid, followed by expansion into additional drug panels.

The SpinDetect™ analyzer is designed to address key limitations in current drug-testing methods. The platform uses centrifugal forces and microfluidic flow paths to conduct multiple assays on a microliter-level sample, providing rapid, on-site, and quantitative results. The technology is capable of detecting extremely low concentrations of potent substances such as fentanyl, cocaine, and delta-9-THC, and can isolate psychoactive delta-9-THC from inactive metabolites. This separation supports more accurate assessments of recent use—an important distinction from traditional immunoassay-based devices that may report non-impairing metabolites. Development-stage work has demonstrated detection of delta-9-THC at concentrations as low as 5 ng/mL in laboratory settings.

Drug testing using oral fluid represents a sufficiently large unmet need to justify the SpinDetect™ investment. Existing systems lack the analytical specificity needed for accurate, impairment-relevant results. We already serve this market through our established sales channels, and the SpinDetect™ platform is designed to be customizable to various workplace and jurisdictional drug panels.

While oral-fluid drug testing is the initial application, the SpinDetect™ reader is designed to accept multiple disk formats, enabling analysis of different sample types on the same instrument. Potential future applications include human and veterinary blood, breath extract, and neonatal meconium. Each represents a significant problem area:

•	Veterinary care: Accidental pet ingestion of illicit or recreational drugs is a frequent occurrence, yet veterinarians lack a rapid method to identify the substance involved.
•	Neonatal screening: Meconium testing for suspected maternal drug use can require several hours, during which some mothers leave the hospital with the newborn before the infant’s safety is assured.

Beyond drug detection, the SpinDetect™ platform can support a broader range of biological and chemical analyses. The same microfluidic “lab-on-a-disk” architecture can be adapted to detect food-safety markers such as bacterial pathogens E. coli, Salmonella, and Listeria; environmental contaminants; performance-enhancing drugs; and human or veterinary diagnostic targets. These applications will require additional research, regulatory clearances, and, in certain cases, expansion of our license rights. We are actively evaluating and negotiating potential amendments to enable the development of these non-drug-testing markets.

As we advance toward commercialization, SpinDetect™ prototype analyzers have been demonstrated at industry conferences, generating encouraging engagement from potential customers. The feedback we have received—including suggestions for new use cases—supports our belief that the SpinDetect™ platform can address substantial unmet needs in rapid, quantitative testing.

We expect an initial commercial release in 2026. Continued progress toward these milestones is dependent on timely access to capital to support fabrication, validation, regulatory preparation, and market introduction.

In 2025 we purchased SpinDetect™ related test and other equipment totaling $354,381 compared with $667,738 spent in 2024.

R.A.D.A.R.

On March 8, 2017, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Track Group Inc., a Delaware corporation. Pursuant to the terms and conditions of the Asset Purchase Agreement, we acquired certain assets comprised of: (1) handheld hardware device technology (the “R.A.D.A.R.® Mobile Devices”), designed to measure breath alcohol content of the user; and (2) software technology called R.A.D.A.R.® (Real-time Alcohol Detection and Reporting) Reporting Center designed to allow the Device to be configured and to capture and manage the data being returned from the Device (together with the Device, the “R.A.D.A.R.® Assets”). We purchased the assets of R.A.D.A.R. 100 knowing the product needed significant upgrading, which was essentially completed and released for sale in 2022 as R.A.D.A.R. 200. This product met with little market acceptance as a result of the underperformance of one feature, generating nominal revenue in 2022 and none in subsequent years. In 2023, we outsourced the development of R.A.D.A.R. 300 to a third party, but that effort is currently on hold.

Results of Operations

For the year ended December 31, 2025 compared to the year ended December 31, 2024.

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

Net sales.

Our product sales for the year ended December 31, 2025 were $8,958,672, an increase of 6% from $8,470,985 for the same period a year ago. This increase is primarily attributable to new customer acquisitions and expansion within existing customer accounts including fleet refresh activity. When royalties of $51,634 and rental income of $16,632 are included, total revenues of $9,026,938 increased by $488,793, or 6%, for the year ended December 31, 2025 when compared to the same 12 months a year ago. Rental income decreased by $16,146 due to electing not to renew or replace a lease for a portion of the space formerly occupied by a tenant, and royalties increased by $17,252 due to an increase in sales by royalty-paying customers.

Gross profit.

Total gross profit for the year ended December 31, 2025 of $3,642,045 represented an increase of 6% from total gross profit of $3,446,099 for the year ended December 31, 2024, primarily as a result of higher product sales. Cost of product sales, excluding rental segment costs, increased from $5,066,779 in the year ended December 31, 2024 to $5,375,787 in the same period in 2025, an increase of $309,008 (6%). Gross profit margin on products was 40% in the year ended December 31, 2025 and 40% in the year ended December 31, 2024.

Research, development and sustaining engineering expenses.

Research, development and sustaining engineering expenses continued at the high level of $2,152,843 for the year ended December 31, 2025, representing a decrease of $90,026 (4%) over the $2,242,869 in the same period a year ago. This decrease resulted primarily from a reduction of payments to outside contractors needed for development of SpinDetect™. In 2026 we expect to continue work on SpinDetect™.

Sales and marketing expenses.

Sales and marketing expenses of $1,331,062 for the year ended December 31, 2025 were similar to the $1,358,211 spent in the same period a year ago.

General and administrative expenses.

General and administrative expenses of $1,388,160 for the year ended December 31, 2025, versus $1,253,236 for the year ended December 31, 2024 were higher by $134,924 (11%) primarily as a result of public company and legal expense attributable to our S-4 filings.

Other income (expense).

Interest income decreased from $42,867 a year ago to $38,010 in 2025, a decrease of $4,857, as a result of less funds available. Interest expense of $119,190 in the year ended December 31, 2025 was up $79,045 from $40,145 in the previous year as a result of the increase in the interest and amortization of debt issuance costs on our debentures. Combined, these changes resulted in a total expense increase of $83,902, or 3082%, in the year ended December 31, 2025 from the year ended December 31, 2024.

Net income (loss).

We realized a net loss of $2,470,399 for the year ended December 31, 2025 compared to a net loss of $1,052,948 for the year ended December 31, 2024. This increase in loss of $1,417,451 was the result of the changes in gross profit, operating expenses and other income discussed above, which resulted in a loss before taxes of $1,311,200 in 2025, or a decrease of $94,295 from the loss before taxes of $1,405,495 in 2024. After the provision for valuation allowance from deferred taxes of $1,159,199 in 2025 versus a benefit from taxes of $352,547 a year ago, we realized a net loss of $2,470,399 in 2025 compared to a net loss of $1,052,948 in 2024. The benefit from taxes of $352,547 in 2024 resulted in an increase to our deferred tax asset from $806,652 at December 31, 2023 to $1,159,199 at December 31, 2024. The deferred tax asset reserve was increased by $1,159,199 in 2025 which resulted in a net deferred asset of $0 in 2025.

Trends and Uncertainties That May Affect Future Results

Revenues in the year 2025 were higher compared to revenues in 2024. We believe that continued increased sales efforts, together with the expected availability of SpinDetect™ for sale in 2026 may result in modest improved revenues in 2026 and beyond. Inflationary pressures have affected our business in a number of ways, including increasing the cost of raw materials, labor, and freight. Our actions to mitigate the impact of inflation, including pre-ordering components in higher than usual quantities, sourcing new vendors and increasing prices have been somewhat successful.

We expect our quarter-to-quarter revenue fluctuations to continue, due to the unpredictable timing of large orders from customers and the size of those orders in relation to total revenues. Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our intermediate and near-term revenues, with particular emphasis on launching SpinDetect™ into the market.

Our 2026 operating plan is focused on growing sales of our base products, and on bringing SpinDetect to market, thereby increasing gross profits. We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2026. However, we believe that cash resources will be sufficient to fund our operations for the next twelve months under our current operating plan. If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in regaining profitability and achieving at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

On December 31, 2024 we issued a $750,000 debenture subordinated to obligations to the Company’s secured creditors holding a lien on all assets that calls for interest only at 8.25% payable quarterly in 2025, with monthly payments of $9,199 including principal and interest at 8.25% commencing on January 31, 2026. A balloon payment of $451,012 is due in full on December 31, 2030. In consideration of the lender providing this financing, the Company issued warrants which entitle the holder to purchase 62,500 shares of our common stock at $4.50 per share. The warrants have a life of 70 months. If the debenture is paid in full on or before December 31, 2029, the warrants will have a remaining life of 58 months.

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

Except for normal operating contractual commitments and purchase orders, we do not have any material contractual commitments requiring settlement in the future. See “Note 6 – Commitments and Contingencies” to our Financial Statements in Part II - Item 8.

We have traditionally funded working capital needs through product sales and close management of working capital components of our business. Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes. In July, 2024 we completed a private placement of 210,000 shares of our common stock at $3.80 per share for a total raise of $798,000 with a related party. On December 31, 2024 we completed the issuance of a six year unsecured subordinated debenture for $750,000 with a third party. On March 1, 2025 we completed the issuance of a 70 month unsecured subordinated debenture for $75,000 with a third party. In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies. Between 2002 and 2020, we were consistently profitable, due to stabilization and then growth in our core breathalyzer products. Our recent net losses in 2024 and 2025 reflect a deliberate investment in the development of our SpinDetect™ platform rather than a deterioration of our core breathalyzer business, which has remained stable. We believe our core product and services business, at current revenue levels, is capable of supporting ongoing operations on a cost-reduced basis. We intend to continue managing costs carefully while advancing SpinDetect™ toward its anticipated commercial launch later in 2026. If the development or market acceptance of SpinDetect™ takes longer than expected, or if we require additional capital to support commercialization, we may seek additional financing through equity or debt offerings.

As of December 31, 2025, cash and cash equivalents were $746,001, trade accounts receivable were $772,380 and current liabilities were $836,870 resulting in net liquid assets of $681,511. We believe our core breathalyzer business has remained fundamentally sound and, together with the anticipated commercialization of SpinDetect™, provides a reasonable basis for a return to profitability. However, if revenues from our core business do not grow as expected, if the commercialization of SpinDetect™ is delayed or requires more capital than anticipated, or if general economic conditions deteriorate, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

Equipment expenditures, consisting of updated production equipment and SpinDetect™ related equipment, during FY 25 were $354,381 compared to $667,738 for FY 24, a decrease of $313,357. We incurred patent application costs in preparation for filing of $0 in 2025 versus $21,708 in 2024. Fully depreciated equipment of $510,767 was removed from our balance sheet in 2025 vs. none in 2024. Fully amortized patents of $2,821 were removed from our balance sheet in 2025 vs. none in 2024. As development of SpinDetect progresses, and as normal wear and tear of equipment occurs, we expect to incur outlays for equipment and patent filings in 2026 and beyond.

As the SpinDetect™ disk design nears completion, we expect our outside contractor expenses to decrease materially beginning in Q2 2026. Our outstanding subordinated debentures require combined monthly payments of approximately $10,100 commencing January 2026, with balloon payments not due until December 2030. We believe that our cash and receivables position, combined with cash generated from ongoing product sales, cost reductions already implemented, and the availability of additional financing if needed, are sufficient to fund our operations and meet our financial obligations for the foreseeable future.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying statements of loss. For the year ended December 31, 2025 and for the year ended December 31, 2024, warranty costs were not deemed significant.

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

We have concluded that we have one operating segment consisting of our primary business which is as a developer, manufacturer and marketer of portable hand-held breathalyzers and related accessories, supplies and education.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five years (three years for software and technology licenses).  We use the declining method of depreciation for property, including space modifications, and the straight-line method for software and technology licenses. We purchased all of the assets of STS, an online education company, in 2014, which consisted of training courses that are amortized over 15 years using the straight line method. In 2025, we accelerated the amortization of the remaining cost and fully amortized the asset by December 31, 2025. In October 2014, we purchased our building. A majority of the cost of the building is depreciated over 39 years using the straight line method. In addition, based on the results of a third party analysis, a portion of the cost was allocated to components integral to the building.  Such components are depreciated over 5 and 15 years, using the declining method.  The R.A.D.A.R.® software and patents that were purchased in March 2017 were originally set to amortize over 15 years using the straight line method, but in 2022 we accelerated the amortization of the remaining cost to fully amortize the assets by December 31, 2025. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lifeloc Technologies, Inc. (the "Company") as of December 31, 2025 and 2024, the related statements of (loss), changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Assure CPA, LLC

Spokane, Washington

March 27, 2026

PCAOB ID Number 444

LIFELOC TECHNOLOGIES, INC.

Balance Sheets

ASSETS
	December 31, 2025	December 31, 2024
CURRENT ASSETS:
Cash and cash equivalents	$746,001	$1,243,746
Accounts receivable, net	772,380	732,541
Inventories, net	2,633,614	2,996,397
Federal and state income taxes receivable	55,981	80,560
Prepaid expenses and other	60,825	40,045
Total current assets	4,268,801	5,093,289

PROPERTY, PLANT AND EQUIPMENT:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	1,366,539	1,349,839
Training courses	—	432,375
Office equipment, software and space modifications	197,686	254,333
Sales and marketing equipment and space modifications	225,173	226,356
Research and development equipment, software and space modifications	1,213,195	787,664
Research and development equipment, software and space modifications not in service	19,595	128,007
Less accumulated depreciation	(3,538,455)	(3,613,452)
Total property, plant and equipment, net	2,299,908	2,381,297

OTHER ASSETS:
Patents, net	71,039	78,723
Deposits and other	46,820	12,261
Deferred income taxes	—	1,159,199
Total other assets	117,859	1,250,183

Total assets	$6,686,568	$8,724,769

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$301,627	$251,627
Term loan payable, current portion	54,850	53,195
Subordinated debentures payable, current portion	33,371	—
Customer and tenant deposits	25,694	43,814
Accrued expenses	321,112	293,981
Deferred revenue, current portion	53,716	54,458
Product warranty reserve	46,500	46,500
Total current liabilities	836,870	743,575

TERM LOAN PAYABLE, net of current portion and
debt issuance costs	1,058,426	1,119,152

SUBORDINATED DEBENTURES PAYABLE, net of current portion and
debt issuance costs	681,343	630,000

DEFERRED REVENUE, net of current portion	6,151	6,165
Total liabilities	2,582,790	2,498,892

COMMITMENTS AND CONTINGENCIES (Note 6)
`
STOCKHOLDERS' EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,752,616 shares outstanding (2,664,116 outstanding at December 31, 2024)	5,934,314	5,586,014
Retained earnings (accumulated deficit)	(1,830,536)	639,863
Total stockholders' equity	4,103,778	6,225,877

Total liabilities and stockholders' equity	$6,686,568	$8,724,769

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Statements of (Loss)

	Years Ended December 31,
REVENUES:	2025	2024
Product sales	$8,958,672	$8,470,985
Royalties	51,634	34,382
Rental income	16,632	32,778
Total	9,026,938	8,538,145

COST OF SALES	5,384,893	5,092,046

GROSS PROFIT	3,642,045	3,446,099

OPERATING EXPENSES:
Research, development, and sustaining engineering	2,152,843	2,242,869
Sales and marketing	1,331,062	1,358,211
General and administrative	1,388,160	1,253,236
Total	4,872,065	4,854,316

OPERATING (LOSS)	(1,230,020)	(1,408,217)

OTHER INCOME (EXPENSE):
Interest income	38,010	42,867
Interest expense	(119,190)	(40,145)
Total	(81,180)	2,722

NET (LOSS) BEFORE PROVISION FOR TAXES	(1,311,200)	(1,405,495)

BENEFIT FROM (PROVISION FOR VALUATION ALLOWANCE) FEDERAL AND STATE INCOME TAXES	(1,159,199)	352,547

NET (LOSS)	$(2,470,399)	$(1,052,948)

NET (LOSS) PER SHARE, BASIC	$(0.90)	$(0.41)

NET (LOSS) PER SHARE, DILUTED	$(0.90)	$(0.41)

WEIGHTED AVERAGE SHARES, BASIC	2,738,311	2,546,493

WEIGHTED AVERAGE SHARES, DILUTED	2,738,311	2,546,493

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Statements of Changes in Stockholders' Equity

For The Years Ended December 31, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2023	2,454,116	$4,668,014	$1,692,811	$6,360,825
Issuance of common stock for cash, net of issuance costs	210,000	798,000	—	798,000
Warrants issued with subordinated debenture	—	120,000	—	120,000
Net (loss)	—	—	(1,052,948)	(1,052,948)
Balance, December 31, 2024	2,664,116	$5,586,014	$639,863	$6,225,877

Balance, December 31, 2024	2,664,116	$5,586,014	$639,863	$6,225,877
Issuance of shares from option exercise	88,500	336,300	—	336,300
Warrants issued with subordinated debenture	—	12,000	—	12,000
Net (loss)	—	—	(2,470,399)	(2,470,399)
Balance, December 31, 2025	2,752,616	$5,934,314	$(1,830,536)	$4,103,778

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Statements of Cash Flows

	Years Ended December 31,
CASH FLOWS USED IN OPERATING ACTIVITIES:	2025	2024
Net (loss)	$(2,470,399)	$(1,052,948)
Adjustments to reconcile net (loss) to net cash (used in) operating activities-
Depreciation and amortization	443,454	294,039
Provision for doubtful accounts, net change	1,500	2,000
Provision for inventory obsolescence, net change	—	70,000
Deferred taxes, net change	1,159,199	(352,547)
Amortization of debt issuance costs	17,988	4,254
Changes in operating assets and liabilities-
Accounts receivable	(41,339)	77,585
Inventories	362,783	(41,563)
Federal and state income taxes receivable	24,579	(80,560)
Prepaid expenses and other	(20,780)	65,922
Deposits and other	(34,559)	98,896
Accounts payable	50,000	(150,604)
Income taxes payable	—	(44,952)
Customer and tenant deposits	(18,120)	(151,905)
Accrued expenses	27,131	(35,330)
Deferred revenue	(756)	(29,978)
Net cash (used in) operating activities	(499,319)	(1,327,691)

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(462,793)	(539,731)
Purchases of research and development equipment, software and space modifications not in service	108,412	(128,007)
Patent filing cost	—	(21,708)
Net cash (used in) investing activities	(354,381)	(689,446)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Principal payments made on term loan	(55,345)	(53,738)
Proceeds from issuance of 210,000 shares of common stock at $3.80 per share	—	798,000
Proceeds from issuance of subordinated debenture	75,000	750,000
Proceeds from Issuance of shares from option exercise	336,300	—
Net cash provided from financing activities	355,955	1,494,262

NET (DECREASE) IN CASH	(497,745)	(522,875)

CASH, BEGINNING OF PERIOD	1,243,746	1,766,621

CASH, END OF PERIOD	$746,001	$1,243,746

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$101,202	$35,891

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Warrants issued with subordinated debenture	$12,000	$120,000

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Notes to Financial Statements

December 31, 2025 and 2024

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

Debt Issuance Costs. The term loan is shown in the accompanying balance sheet net of debt issuance costs. Deferred debt issuance costs are amortized over the life of the term loan on a straight line basis, which approximates the effective interest method.  Total debt issuance cost amortization during the years ended December 31, 2025 and 2024 was $17,988 and $4,254 respectively, and is included within interest expense on the statements of (loss).

The debentures are shown in the accompanying balance sheet net of debt issuance costs. Deferred debt issuance costs are amortized over the life of the debentures on a straight line basis, which approximates the effective interest method. Using the Black Scholes method, the total fair market value of the warrants was estimated at $132,000 and recorded in our balance sheet as deferred financing cost. Based on the expected life of the debentures, the deferred financing cost is amortized over 72 months and 70 months respectively for the two debentures. Amortization in 2025 was $21,714 and $0 in 2024.

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

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights. At December 31, 2025 and 2024, the Company has no assets and no liabilities that are remeasured at fair value on a recurring or nonrecurring basis.

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

Years Ended December 31	2025	2024
Balance, beginning of year	$7,000	$5,000
Provision (reduction) for estimated losses	(5,273)	(8,911)
Recovery (write-off) of uncollectible accounts	6,773	10,911
Balance, end of year	$8,500	$7,000

The net accounts receivable balance at December 31, 2025 of $772,380 included an account from one customer of $344,879 (45%), $56,096 (7%) from a second customer, $39,780 from a third customer (5%), and no more than 3% from any other single customer. The net accounts receivable balance at December 31, 2024 of $732,541 included an account from one customer of $339,925 (46%), $27,383 from a second customer (4%), $19,684 from a third customer (3%), and no more than 3% from any other single customer.

Inventories. Inventories are stated at the lower of standard average cost or net realizable value . We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value after cost to sell, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2025 and December 31, 2024, inventory consisted of the following:

	2025	2024
Raw materials & deposits	$2,576,194	$2,712,184
Work-in-process	19,451	6,311
Finished goods	477,125	717,058
Total gross inventories	3,072,770	3,435,553
Less reserve for obsolescence	(439,156)	(439,156)
Total net inventories	$2,633,614	$2,996,397

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended December 31	2025	2024
Balance, beginning of year	$439,156	$369,156
Provision for estimated obsolescence	36,727	89,667
Write-off of obsolete inventory	(36,727)	(19,667)
Balance, end of year	$439,156	$439,156

The direct materials, labor and overhead included in total gross inventories at December 31, 2025 and 2024 were as follows:

Years Ended December 31	2025	2024
Direct materials	$3,049,390	$3,406,684
Direct labor	5,130	6,378
Production overhead	18,250	22,491
Total gross inventories	$3,072,770	$3,435,553

Property, Plant and Equipment.   Property, plant and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five - seven years; three years for software and technology licenses; 15 years for space modifications and for training courses; 39 years for the cost of the building we purchased in October 2014. We utilize the declining balance method of depreciation for property, equipment and space modifications, and the straight-line method of depreciation for software, training courses, and the building, due to the expected usage of these assets over time. These methods are expected to continue throughout the life of the assets. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.  Depreciation expense for the years ended December 31, 2025 and 2024 was $435,770 and $286,615 respectively. No depreciation is recorded on equipment, software and space modifications not in service until such time as they are placed in service. Gain or loss on property, plant and equipment that is disposed of is recognized in operations in the statements of income (loss).

Impairment of Long-Lived Asset Groups.  Long-lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when the carrying amount exceeds the fair value of the asset, which is typically determined by using a discounted cash flow model or market appraisals. If deemed impaired, the long-lived asset is reduced to its estimated fair value . Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell. No impairments were recorded for the years ended December 31, 2025 and 2024 respectively.

Patents. The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (20 years for utility patents in the United States, and 14 years for design patents). In accordance with U.S. generally accepted accounting principles (“GAAP”), patents are considered finite-lived intangible assets and are amortized over their estimated useful lives once the patents are issued and placed in service. Patent application costs are capitalized but are not amortized until the related patent is issued. Amortization is recognized on a straight-line basis over the estimated economic life of the patent, not to exceed its legal life. The Company evaluates these intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the years ended December 31, 2025 and 2024, was $7,684 and $7,424 respectively.  Amortization expense for each of the next 5 years is estimated to be $7,684 per year. Capitalized costs are expensed if patents are not granted.  We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.

A summary of our patents at December 31, 2025 and 2024 is as follows:

	2025	2024
Patents issued	$204,835	$191,871
Patent applications filed and in process	32,481	48,266
Accumulated amortization	(166,277)	(161,414)
Total net patents	$71,039	$78,723

Customer and Tenant Deposits. We include customer pre-payments on future orders and tenant security deposits in customer deposits in our balance sheet.  Customer pre-payments are reclassified as revenue when orders are shipped. Tenant security deposits are refunded to tenant upon expiration of lease.

Accrued Expenses. We have accrued various expenses in our December 31 balance sheets, as follows.

	2025	2024
Compensation	$171,993	$162,355
Property and other taxes	96,395	94,894
Rebates	52,724	36,732
Total accrued expenses	$321,112	$293,981

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

Years Ended December 31	2025	2024
Balance, beginning of year	$46,500	$46,500
Provision for estimated warranty claims	31,338	40,398
Claims made and paid	(31,338)	(40,398)
Balance, end of year	$46,500	$46,500

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. For the years ended December 31, 2025 and 2024, we did not have any significant interest or penalties associated with uncertain tax positions.

In the year ended December 31, 2025, we received a refund from the State of Colorado for income tax paid in the amount of $24,579. In the year ended December 31, 2024, we paid $81,952 of Federal income tax, and $43,560 of Colorado income tax, for a total paid of $125,512.

Revenue Recognition.

We recognize revenue in accordance with ASC 606 using the five-step model: identifying the contract with a customer, identifying performance obligations, determining and allocating the transaction price, and recognizing revenue when performance obligations are satisfied.

Our contracts generally contain a single performance obligation to deliver products or supplies. Transaction prices are fixed and determinable at order acceptance. Revenue is recognized at a point in time when control transfers to the customer, typically upon shipment when title has passed.

For product development arrangements, revenue is recognized upon achievement of contractual milestones. Sales to stocking distributors are recognized when control transfers and there are no rights of return other than standard warranty provisions. We generally have no significant post-delivery obligations other than standard warranties.

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

Rental income from 2,774 square feet of space leased to our former tenant is recognized in the month in which it is due, which approximates if it were recognized on a straight-line basis over the term of the related lease. The lease expired on June 30, 2025 and was not renewed.

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

Rebates. Our rebate program is available to certain of our North American workplace distributors in good standing who are responsible for sales equaling at least $25,000 in one calendar year. Distributors in good standing who meet the required sales threshold earn a rebate equal to between 1 and 10 percent of that distributor's total sales of the Company's products. We accrue for these rebates monthly; they are shown in our balance sheets as accrued expenses. We paid $52,925 and $35,502 of rebates for the years ending December 31, 2025 and 2024 respectively.

Recently Issued Accounting Pronouncements: In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

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

Stock-Based Compensation. Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, Compensation – Stock Compensation ("ASC 718"). Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards on the date of grant based on the trading price of stock issued. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of loss.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the requisite service periods in the accompanying statement of income (loss). Forfeitures are recognized as they occur.

Segment Reporting.   Previously we had two operating segments, including our primary business which is as a developer, manufacturer and marketer of portable hand-held breathalyzers and related accessories, supplies and education.  As a result of purchasing our building on October 31, 2014, we had a second segment consisting of renting portions of our building to one tenant, whose lease expired on June 30, 2025 and was not renewed. After June 30, 2025 we have one operating segment.

ASU 2023-07 requires significant segment expenses be disclosed for each reportable segment. See Note 11 for a table showing expense allocations for our product sales segment.

The chief operating decision maker evaluates the performance of the Company’s reportable segment based on segment profit or loss from operations, which is inclusive of all respective expenses. The profitability target of each segment is at the profit or loss from operations level, which is how the chief operating decision maker assesses performance. The chief operating decision maker also uses profit or loss from operations to allocate capital and personnel to the segment, which is typically done to improve the efficiency and effectiveness of operations or for expansion of operations, and ultimately to increase profit from operations. We view our rentals segment as immaterial as the chief operating decision maker is focused primarily on the products segment. As of December 31st, 2025, rentals are no longer considered a reporting segment. The Company’s chief operating decision maker is the chief executive officer.

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

The following table presents the calculation of basic and diluted net income (loss) per common share:

	Years Ended December 31,
	2025	2024
Net income (loss)	$(2,470,399)	$(1,052,948)
Weighted average shares-basic	2,738,311	2,546,493
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,738,311	2,546,493
Net (loss) per share-basic	$(0.90)	$(0.41)
Net (loss) per share-diluted	$(0.90)	$(0.41)
Antidilutive employee stock options	33,500	122,000
Antidilutive warrants	68,750	62,500

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

A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended December 31, 2025 and 2024 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted Average Exercise Price Per Share
TOTAL AND VESTED BALANCE AT DECEMBER 31, 2023	123,000	$3.80
Forfeited/expired	(1,000)	—
TOTAL AND VESTED BALANCE AT DECEMBER 31, 2024	122,000	$3.80
Exercised	(88,500)	—
TOTAL AND VESTED BALANCE AT DECEMBER 31, 2025	33,500	$3.80

The options outstanding at December 31, 2025 are fully vested and have a weighted average life of 0.58 years.

The options outstanding at December 31, 2025 had an intrinsic value of $0.

The exercise price of all options granted through December 31, 2025 has been equal to or greater than the fair market value as of the date of grant, as determined by the Board. As of December 31, 2025, no options for our common stock remain available for grant under the 2013 Plan as it has expired.

In February 2025, options to purchase 88,500 shares of our common stock, originally granted as incentive stock options pursuant to our 2013 Stock Option Plan, were assigned by the option holders to EDCO Partners LLLP and a third director. The Board of Directors approved the assignments and waived the non-transferability provisions of the applicable option agreements and the Plan solely to permit such assignments. Upon assignment, the options ceased to qualify as incentive stock options and were reclassified as nonqualified stock options for all tax, accounting, and compliance purposes. EDCO Partners LLLP, of which our CFO and board chairman is the general partner, and a third director then exercised the assigned options at a price of $3.80 per share for total proceeds of $336,300 to the Company. The shares were issued to EDCO Partners LLLP and the third director in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering. No options were exercised during the year ended December 31, 2024.

At December 31, 2025 there were 68,750 warrants outstanding with a remaining life of 5 years and with an exercise price of $4.50. There were 62,500 warrants outstanding at December 31, 2024.

In 2024, we issued 210,000 shares for cash of $798,000. There were no issuance costs.

5. DEBT

Debentures. On December 31, 2024 we issued a $750,000 unsecured debenture that is subordinated to the Company’s existing secured indebtedness, which is collateralized by a lien on substantially all of the Company’s assets. The debenture bears interest only at 8.25% payable quarterly in 2025, with monthly payments of $9,199 including principal and interest at 8.25% commencing on January 31, 2026. A balloon payment of $451,012 is due in full on December 31, 2030.

In consideration of the lender providing the financing, the Company issued warrants which entitle the holder to purchase 62,500 shares of our common stock at $4.50 per share. As shown in the table below, if the debenture is paid in full on or before December 31, 2029, the warrants will have a life of 60 months  from December 31, 2024.

On March 1, 2025 we issued a $75,000 unsecured debenture that is subordinated to the Company’s existing secured indebtedness, which is collateralized by a lien on substantially all of the Company’s assets. The debenture bears interest only at 8.25% payable quarterly in 2025, with monthly payments of $920 including principal and interest at 8.25% commencing on January 31, 2026. A balloon payment of $45,707 is due in full on December 31, 2030. In consideration of the lender providing this financing, the Company issued warrants which entitle the holder to purchase 6,250 shares of our common stock at $4.50 per share. As shown in the table below, the warrants have a life of 70 months. If the debenture is paid in full on or before December 31, 2029, the warrants will have a remaining life of 58 months from March 1, 2025.

The factors used to calculate the estimated value of these warrants, which are the same as the factors used to calculate the estimated value of the above warrants except for the stock price which was $3.45, and the resulting fair value, were as follows.

Stock price	$2.75
Exercise price per share	$4.50
Original term (months)	70
Volatility	116.58%
Annual rate of quarterly dividends	None
Risk free interest rate	4.38%

Applying these assumptions resulted in a relative fair value of $120,000 for the warrants issued on December 31, 2024, which is netted against the face value of the debenture in our balance sheet and amortized over 72 months, and a relative fair value of $12,000 for the warrants issued on March 1, 2025, which is netted against the face value of the debenture in our balance sheet and amortized over 70 months.

	Expiration of Warrants if Debenture is Paid on December 31, 2030	Expiration of Warrants if Debenture is Paid on December 31, 2029
Warrants issued December 31, 2024	December 31, 2030	December 31, 2029
Warrants issued March 1, 2025	December 31, 2030	December 31, 2029

Our minimum future principal payments on all of the above subordinated debentures are as follows:

December 31, 2026	$55,428
December 31, 2027	60,178
December 31, 2028	65,334
December 31, 2029	70,933
December 31, 2030	77,012
December 31, 2030	496,115
Total	825,000
Less debt issuance cost	(110,286)
Net subordinated debenture payable	714,714
Less current portion	(33,371)
Long term portion	$681,343

Term Loan Payable. The term loan is secured by a first mortgage on our building, and is payable in 119 equal monthly installments of $7,453 commencing October 30 2021, including principal and interest at 2.95% based on a 360 day year, plus a final payment of $773,727 (excluding interest) on September 30, 2031.  Our minimum future principal payments on this term loan, by year, are as follows:

December 31, 2026	$57,000
December 31, 2027	58,704
December 31, 2028	60,460
December 31, 2029	62,268
December 31, 2030	64,130
December 31, 2031	823,079
Total	1,125,641
Less debt issuance cost	(12,365)
Net term loan payable	1,113,276
Less current portion	(54,850)
Long term portion	$1,058,426

6. COMMITMENTS AND CONTINGENCIES.

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships. As of December 31, 2025 we had no obligation with respect to contingent severance benefit obligations other than the Company's obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm's employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $2,252,936 at December 31, 2025.

Regulatory Commitments. We are subject to certain regulations of the United States Department of Transportation and various state departments of transportation. We believe that we are in substantial compliance with all known applicable regulations.

7. INCOME TAXES.

On January 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about its effective tax rate reconciliation as well as information on income taxes paid. Because the Company adopted ASU 2023-09 in 2025 using a retrospective method, disclosures for historical periods were revised to conform to this ASU.

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit provision for income taxes consist of the following:

Years Ended	December 31, 2025		December 31, 2024
U.S. Federal statutory tax provision	$(275,352)	(21.0%)	295,154	21.0%
State tax effects:
Colorado state income tax, net of federal benefit	(45,577)	(3.5%)	47,906	3.4%
Other	3,983	0.3%	(2,460)	(0.2%)
Effect of research credit	(66,895)	(5.1%)	(71,437)	5.1%
Impact of change in estimates	(8,176)	(0.6%)	127,744	9.1%
Change in valuation allowance	392,017	29.9%	(187,234)	(13.3%)
Management re-evaluation of usage of prior year deferred tax asset-increase in valuation allowance	(1,159,199)	(88.4%)	—	—%
Total (provision) benefit	$(1,159,199)	(88.4%)	352,547	25.1% %

The components of the deferred tax asset at December 31, 2025 and 2024 are as follows:

	2025	2024
Net operating loss carryforward	$552,897	$—
Bad debt reserve	2,080	1,713
Inventory reserve	107,488	107,488
Increasing research activities credit carryover	321,790	237,166
RADAR asset amortization	50,004	58,113
Research and development expenses	652,687	893,024
Accrued vacation	25,469	22,710
Deferred income	14,653	14,838
Warranty reserve	11,381	11,381
Total deferred tax asset	1,738,450	1,346,433
Less valuation allowance	(1,738,450)	(187,234)
Net deferred tax asset	$—	$1,159,199

At December 31, 2025, the Company had deferred tax assets arising from net operating loss carry forwards for income tax purposes. As management cannot determine that it is more likely than not the benefit of the net deferred tax asset will be realized, a valuation allowance equal to 100% of the net deferred tax asset has been recorded. Management reassessed the deferred tax asset as of December 31, 2025 and decided it was more likely than not that the benefit would not be realized. The valuation allowance was increased by $1,159,199 based on the deferred tax asset recorded at December 31, 2024. At December 31, 2025, the Company has federal net operating loss (“NOL”) carry forwards of approximately $1.3 million, all of which will never expire but are limited to offsetting up to 80% of taxable income in any future year. The Company has Colorado state NOL carry forwards of approximately $1.3 million, all of which will never expire but are limited to offsetting up to 80% of taxable income in any future year. The Company has an Increasing Research Activities Credit carryover of $321,790 which expires between the years 2040 through 2045.

Our income tax filings in the United States and state jurisdictions are open to examination for the 2022 – 2025 tax years. Tax attributes from years prior to that can be adjusted as a result of examinations. In the event we are assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense. The Company has reviewed its tax positions and believes it has not taken any uncertain tax positions that would not be sustained under examination.

8. LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at December 31, 2025 or December 31, 2024, and therefore made no accruals for legal proceedings in either 2025 or 2024.

9. MAJOR CUSTOMERS/SUPPLIERS

We depend on sales that are generated from our customers' ongoing usage of alcohol testing instruments.

One customer contributed 8% ($761,092) to our product sales in 2025, a second customer contributed 6% ($520,959), a third customer contributed 4% ($364,057), and no other customer contributed more than 2%. One customer contributed 9% ($765,562) to our total sales in 2024, a second customer contributed 4% ($333,185), a third customer contributed 3% ($269,513), and no other customer contributed more than 2%. In making this determination, we considered the federal government, state governments, local governments, and foreign governments each as a single customer.

In 2025, we depended upon three vendors for approximately 22% of our purchases (three vendors and 27% respectively in 2024).

10. DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We have adopted a 401(k) Profit Sharing Plan (“401(k) Plan”) which covers all full-time employees who have completed 3 months of full-time continuous service and are age eighteen or older. Participants may defer up to 100% of their gross pay up to 401(k) Plan limits. Participants are immediately vested in their contributions. We make monthly discretionary matching contributions of 3% of the total payroll of the participating employees. In 2025 and 2024 we contributed $71,360 and $69,678 respectively. The participants vest in Company contributions based on years of service, with a participant fully vested after six years of credited service.

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

The following sets forth information about the operations of the business segments for the years ended December 31, 2025 and 2024. There were no intersegment revenues.

Capital expenditures:	2025	2024
Product sales	$476,926	$539,731
Royalties	—	—
Products subtotal	476,926	539,731
Rentals	—	—
Total	476,926	539,731

Depreciation and amortization:
Product sales	440,430	287,025
Royalties	—	—
Products subtotal	440,430	287,025
Rentals	3,024	7,014
Total	443,454	294,039

Revenues:
Product sales	8,958,672	8,470,985
Royalties	51,634	34,382
Products subtotal	9,010,306	8,505,367
Rentals	16,632	32,778
Total	9,026,938	8,538,145

Gross profit:
Product sales	3,581,305	3,404,206
Royalties	51,634	34,382
Products subtotal	3,632,939	3,438,588
Rentals	9,106	7,511
Total	3,642,045	3,446,099

Interest expense:
Product sales	117,120	35,679
Royalties	—	—
Products subtotal	117,120	35,679
Rentals	2,070	4,466
Total	119,190	40,145

Net income (loss) before taxes:
Product sales	(1,370,360)	(1,442,260)
Royalties	51,634	32,299
Products subtotal	(1,318,726)	(1,409,961)
Rentals	7,526)	4,466
Total	$(1,311,200)	$(1,405,495)

At December 31, 2025 , all of our assets were used in the Products segment.

Accounting Standards Update 2023-07 requires all public entities to disclose significant segment expenses for each reportable segment. We have allocated all expenses to the products segment in the table below as the royalties and rentals segments are immaterial.

	Years Ended December 31,
	2025	2024
Product sales	$8,958,672	$8,470,985
Cost of sales	(5,375,787)	(5,066,779)
Gross profit	3,582,885	3,404,206
Less: research, development and sustaining engineering	(2,152,843)	(2,242,869)
Sales and marketing	(1,331,062)	(1,358,211)
General and administrative	(1,388,160)	(1,253,236)
Operating (loss) before royalties and building rentals operating income	(1,289,180)	(1,450,110)
Royalties income	51,634	34,382
Building rentals operating income	7,526	7,511
Operating (loss)	$(1,230,020)	$(1,408,217)

The following sets forth domestic and international product sales for the years ended December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Domestic	6,666,904	74	6,009,596	71
International	2,291,768	26	2,461,389	29
	8,958,672	100	8,470,985	100

Our purchases of assets for the above products segment for the years December 31, 2025 and 2024 were as follows.

	2025	2024
Property, plant and equipment	$334,786	$539,731
Purchases of research and development equipment, software and space modifications not in service	19,595	128,007
Patent filing cost	—	21,708
Total	$354,381	$689,446

At December 31, 2025, all of our assets were used in the Products segment  as the lease in place at June 30, 2025 expired for our Rentals segment and was not renewed. At December 31, 2024, $104,697 of our assets were used in the Rentals segment, with the remainder, $8,620,072 used in the Products segment.

The following is the disaggregation of revenue into broad categories, which we have defined as shown below for the years ended December 31, 2025 and 2024.

Product sales:	2025	2024
Product sales and supplies	$8,247,443	$7,737,741
Training and certification	623,293	651,426
Service plans and equipment rental	87,936	81,818
Product sales subtotal	8,958,672	8,470,985
Royalties	51,634	34,382
Rental income	16,632	32,778
Total revenues	$9,026,938	$8,538,145

12. SUBSEQUENT EVENTS

ELST

On October 9, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Electronic Systems Technology, Inc., a Washington corporation (“ELST”), providing that, subject to the terms and conditions set forth therein, a wholly owned subsidiary to be formed by the Company (“Merger Sub”) would merge with and into ELST, with ELST surviving as a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, each outstanding share of common stock of ELST would be converted into the right to receive shares of common stock of the Company in accordance with an agreed exchange ratio, with cash paid in lieu of any fractional shares.

On October 15, 2025 we filed a registration statement on Form S-4/A with the Securities and Exchange Commission in connection with the proposed Merger. The Merger did not receive the required approval of ELST shareholders at the special meeting held on February 9, 2026, and the Merger Agreement was terminated.

Renewal of Willkomm Employment Agreement

In January 2026, the Board of Directors renewed the employment agreement of Dr. Wayne R. Willkomm, the Company's President and Chief Executive Officer, for an additional term pursuant to the terms of the agreement. In connection with the renewal, a renewal bonus of $30,000, as provided for under the terms of the employment agreement, was paid to Dr. Willkomm in January 2026.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Internal Control over Financial Reporting

(a)	Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.  Based on our evaluation under the framework in Internal Control-Integrated Framework issued by the COSO in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

(c)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2026 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2025.

Policy Prohibiting Insider Trading and Related Procedures.

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of the registrant’s securities by directors, senior management, and employees. A copy of the insider trading policy is filed as an exhibit to this Annual Report.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2026 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2026 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2025.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	33,500	$3.80	—
Equity compensation plans not approved by security holders	—	—	—
Total	33,500	$3.80	—

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our financial statements are provided under Item 8 of this Annual Report.

(b) The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Agreement and Plan of Merger, dated October 9, 2025.	8-K	10/15/2025	2.1
3.1	Articles of Incorporation, dated as of December 29, 1983	10-12G	3/31/2011	3.1
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986	10-12G	3/31/2011	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986	10-12G	3/31/2011	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988	10-12G	3/31/2011	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991	10-12G	3/31/2011	3.5
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993	10-12G	3/31/2011	3.6
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992	10-12G	3/31/2011	3.7
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997	10-12G	3/31/2011	3.8
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998	10-12G	3/31/2011	3.9
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994	10-12G	3/31/2011	3.10
3.11	Bylaws	10-12G	3/31/2011	3.11
3.12	Amended and Restated Bylaws of Lifeloc Technologies, Inc., dated as of March 31, 2017	8-K	4/4/2017	3.1
4.1	Form of Certificate representing Common Stock	10-12G	3/31/2011	4.1
10.1	Form of Standard Distribution Agreement	10-K	3/28/2025	10.1
10.2†	2013 Stock Option Plan	10-Q	5/8/2013	10.1
10.3†	Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated October 5, 2018	8-K	10/10/2017	10.1
10.4†	Lifeloc Technologies, Inc. Option Agreement with Dr. Wayne Willkomm, Ph.D., dated March 31, 2021	10-K	3/28/2025	10.4
10.5*	Exclusive Patent License Agreement No. 15-C02736, by and between Sandia Corporation and Lifeloc Technologies, Inc., dated August 29, 2016	10-K	3/28/2025	10.5
10.6*	Amendment No. 1 to License Agreement No. 15-C02736, between National Technology & Engineering Solutions of Sandia, LLC and Lifeloc Technologies, Inc., dated June 11, 2020	10-K	3/28/2025	10.6
10.7*	Amendment No. 2 to License Agreement No. 15-C02736, between National Technology & Engineering Solutions of Sandia, LLC and Lifeloc Technologies, Inc., dated August 24, 2021	10-K	3/28/2025	10.7
10.8*	Amendment No. 3 to License Agreement No. 15-C02736 with National Technology & Engineering Solutions of Sandia, LLC, dated August 26, 2025	8-K	9/2/2025	10.1
10.9	Business Loan Agreement, between Citywide Banks and Lifeloc Technologies, Inc., dated September 30, 2021	10-K	3/28/2025	10.8
10.10	Deed of Trust, between Citywide Banks and Lifeloc Technologies, Inc., dated September 30, 2021	10-K	3/28/2025	10.9
10.11	Subordinated Debenture Purchase Agreement, dated December 31, 2024	8-K	1/7/2025	10.1

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

10.12	Warrant To Purchase Shares Of Common Stock, dated December 31, 2024	8-K	1/7/2025	10.3
10.13	Lifeloc 8.25% Subordinated Debenture, dated December 31, 2024	8-K	1/7/2025	10.2
19.1	Insider Trading Policy	10-K	3/28/2025	19.1
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002				X
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T				X

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

Dated: March 27, 2026

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
Vern D. Kornelsen
Chief Financial Officer (Principal Financial Officer) Director

/s/ Michelle Heim
Michelle Heim Controller (Principal Accounting Officer)

/s/ Adam Kashenberg
Adam Kashenberg Director

/s/ Michael J. Kornelsen
Michael J. Kornelsen, D.M.A. Director

/s/ Donald E. Siecke
Donald E. Siecke Director

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Agreement and Plan of Merger, dated October 9, 2025.	8-K	10/14/2025	2.1
3.1	Articles of Incorporation, dated as of December 29, 1983	10-12G	3/31/2011	3.1
3.2	Articles of Amendment to the Articles of Incorporation, dated as of July 10, 1986	10-12G	3/31/2011	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated as of August 18, 1986	10-12G	3/31/2011	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated as of April 18, 1988	10-12G	3/31/2011	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1991	10-12G	3/31/2011	3.5
3.6	Articles of Amendment to the Articles of Incorporation, dated as of May 10, 1993	10-12G	3/31/2011	3.6
3.7	Articles of Amendment to the Articles of Incorporation, dated as of May 11, 1992	10-12G	3/31/2011	3.7
3.8	Articles of Amendment to the Articles of Incorporation, dated as of November 17, 1997	10-12G	3/31/2011	3.8
3.9	Articles of Amendment to the Articles of Incorporation, dated as of July 15, 1998	10-12G	3/31/2011	3.9
3.10	Articles of Amendment to the Articles of Incorporation, dated as of April 1, 1994	10-12G	3/31/2011	3.10
3.11	Bylaws	10-12G	3/31/2011	3.11
3.12	Amended and Restated Bylaws of Lifeloc Technologies, Inc., dated as of March 31, 2017	8-K	4/4/2017	3.1
4.1	Form of Certificate representing Common Stock	10-12G	3/31/2011	4.1
10.1	Form of Standard Distribution Agreement	10-K	3/28/2025	10.1
10.2†	2013 Stock Option Plan	10-Q	5/8/2013	10.1
10.3†	Amended and Restated Employment Agreement with Dr. Wayne Willkomm, Ph.D., dated October 5, 2018	8-K	10/10/2017	10.1
10.4†	Lifeloc Technologies, Inc. Option Agreement with Dr. Wayne Willkomm, Ph.D., dated March 31, 2021	10-K	3/28/2025	10.4
10.5*	Exclusive Patent License Agreement No. 15-C02736, by and between Sandia Corporation and Lifeloc Technologies, Inc., dated August 29, 2016	10-K	3/28/2025	10.5
10.6*	Amendment No. 1 to License Agreement No. 15-C02736, between National Technology & Engineering Solutions of Sandia, LLC and Lifeloc Technologies, Inc., dated June 11, 2020	10-K	3/28/2025	10.6
10.7*	Amendment No. 2 to License Agreement No. 15-C02736, between National Technology & Engineering Solutions of Sandia, LLC and Lifeloc Technologies, Inc., dated August 24, 2021	10-K	3/28/2025	10.7
10.8*	Amendment No. 3 to License Agreement No. 15-C02736 with National Technology & Engineering Solutions of Sandia, LLC, dated August 26, 2025	8-K	9/2/2025	10.1
10.9	Business Loan Agreement, between Citywide Banks and Lifeloc Technologies, Inc., dated September 30, 2021	10-K	3/28/2025	10.8
10.10	Deed of Trust, between Citywide Banks and Lifeloc Technologies, Inc., dated September 30, 2021	10-K	3/28/2025	10.9
10.11	Subordinated Debenture Purchase Agreement, dated December 31, 2024	8-K	1/7/2025	10.1

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

10.12	Warrant To Purchase Shares Of Common Stock, dated December 31, 2024	8-K	1/7/2025	10.3
10.13	Lifeloc 8.25% Subordinated Debenture, dated December 31, 2024	8-K	1/7/2025	10.2
19.1	Insider Trading Policy	10-K	3/28/2025	19.1
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002				X
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

† Indicates a management contract or compensatory plan or arrangement.

* Certain portions of this exhibit have been redacted because they are both (i) not material and (ii) would likely cause competitive harm to the company if publicly disclosed. The company agrees to furnish an unredacted copy of this exhibit to the SEC upon request.

