Form 10-Q
period 2026-03-31
Lifeloc Technologies, Inc
filed 2026-05-14
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(303) 431-9500

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).    Yes ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,752,616 Shares
(Class)	(outstanding at March 31, 2026)

LIFELOC TECHNOLOGIES, INC.

 FORM 10-Q

 For the Three Months Ended March 31, 2026

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

LIFELOC TECHNOLOGIES, INC.

Condensed Balance Sheets (Unaudited)

ASSETS

CURRENT ASSETS:	March 31, 2026	December 31, 2025
Cash and cash equivalents	$569,330	$746,001
Accounts receivable, net	850,341	772,380
Inventories, net	2,794,329	2,633,614
Federal and state income taxes receivable	55,981	55,981
Prepaid expenses and other	99,282	60,825
Total current assets	4,369,263	4,268,801

PROPERTY, PLANT AND EQUIPMENT:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	1,366,539	1,366,539
Office equipment, software and space modifications	197,686	197,686
Sales and marketing equipment and space modifications	230,543	225,173
Research and development equipment, software and space modifications	1,232,790	1,213,195
Research and development equipment, software and space modifications not in service	14,411	19,595
Less accumulated depreciation	(3,604,323)	(3,538,455)
Total property and equipment, net	2,253,821	2,299,908

OTHER ASSETS:
Patents, net	69,134	71,039
Deposits and other	46,820	46,820
Total other assets	115,954	117,859

Total assets	$6,739,038	$6,686,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$615,378	$301,627
Term loan payable, current portion	55,271	54,850
Subordinated debentures payable, current portion	34,522	33,371
Customer and tenant deposits	10,692	25,694
Accrued expenses	247,670	321,112
Deferred revenue, current portion	54,068	53,716
Product warranty reserve	46,500	46,500
Total current liabilities	1,064,101	836,870

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,044,449	1,058,426

SUBORDINATED DEBENTURES PAYABLE, net of current portion and debt issuance costs	672,274	681,343

DEFERRED REVENUE, net of current portion	7,149	6,151
Total liabilities	2,787,973	2,582,790

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,752,616 shares outstanding	5,934,314	5,934,314
Accumulated deficit	(1,983,249)	(1,830,536)
Total stockholders’ equity	3,951,065	4,103,778

Total liabilities and stockholders’ equity	$6,739,038	$6,686,568

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

 Condensed Statements of Profit (Loss) (Unaudited)

	Three Months Ended March 31,
REVENUES:	2026	2025
Product sales	$2,289,759	$2,263,047
Royalties	4,053	5,671
Rental income	—	8,316
Total	2,293,812	2,277,034

COST OF SALES	1,306,738	1,368,468

GROSS PROFIT	987,074	908,566

OPERATING EXPENSES:
Research, development, and sustaining engineering	414,445	469,680
Sales and marketing	313,229	334,556
General and administrative	387,402	384,878
Total	1,115,076	1,189,114

OPERATING (LOSS)	(128,002)	(280,548)

OTHER INCOME (EXPENSE):
Interest income	6,531	12,357
Interest expense	(31,242)	(24,495)
Total	(24,711)	(12,138)

NET (LOSS) BEFORE PROVISION FOR TAXES	(152,713)	(292,686)

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	—	—

NET (LOSS)	$(152,713)	$(292,686)

NET (LOSS) PER SHARE, BASIC	$(0.06)	$(0.11)

NET (LOSS) PER SHARE, DILUTED	$(0.06)	$(0.11)

WEIGHTED AVERAGE SHARES, BASIC	2,752,616	2,694,599

WEIGHTED AVERAGE SHARES, DILUTED	2,752,616	2,694,599

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For The Three Months Ended March 31, 2026 and 2025

	2026
	Common Stock Shares	Common Stock Amount	Accumulated Deficit	Total
Beginning balance	2,752,616	$5,934,314	$(1,830,536)	$4,103,778
Warrants issued with subordinated debenture	—	—	—	—
Issuance of shares from option exercise	—	—	—	—
Net (loss)	—	—	(152,713)	(152,713)
Ending balance	2,752,616	$5,934,314	$(1,983,249)	$3,951,065

	2025
	Common Stock Shares	Common Stock Amount	Accumulated Deficit	Total
Beginning balance	2,664,116	$5,586,014	$639,863	$6,225,877
Warrants issued with subordinated debenture	—	12,000	—	12,000
Issuance of shares from option exercise	88,500	336,300	—	336,300
Net (loss)	—	—	(292,686)	(292,686)
Ending balance	2,752,616	$5,934,314	$347,177	$6,281,491

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

 LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2026	2025
Net (loss)	$(152,713)	$(292,686)
Adjustments to reconcile net (loss) to net cash (used in) operating activities-
Depreciation and amortization	67,773	102,406
Amortization of debt issuance costs	6,051	5,171
Changes in operating assets and liabilities-
Accounts receivable	(77,961)	(29,156)
Inventories	(160,715)	54,848
Federal and state income taxes receivable	—	(150)
Prepaid expenses and other	(38,457)	(329,643)
Deposits and other	—	(562)
Accounts payable	313,751	342,625
Customer and tenant deposits	(15,002)	80,395
Accrued expenses	(73,442)	(49,347)
Deferred revenue	1,350	15,742
Net cash (used in) operating activities	(129,365)	(100,357)

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchases of sales and marketing equipment	(5,370)	—
Purchases of research and development equipment, software and space modifications	(14,411)	(18,548)
Net cash (used in) investing activities	(19,781)	(18,548)

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Principal payments made on term loan	(14,093)	(13,684)
Proceeds from issuance of subordinated debenture	—	75,000
Principal payments made on subordinated debentures	(13,432)	—
Proceeds from issuance of shares from option exercise	—	336,300
Net cash provided from (used in) financing activities	(27,525)	397,616

NET INCREASE (DECREASE) IN CASH	(176,671)	278,711

CASH, BEGINNING OF PERIOD	746,001	1,243,746

CASH, END OF PERIOD	$569,330	$1,522,457

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$25,191	$19,324

Cash paid for income tax	$—	$150

Non-cash financing and investing activities: warrants issued with subordinated debenture	$—	$12,000

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

 LIFELOC TECHNOLOGIES, INC.

Notes to Condensed Financial Statements (Unaudited)

March 31, 2026 and 2025

1. ORGANIZATION AND NATURE OF BUSINESS

Lifeloc Technologies, Inc. (“Lifeloc” or the “Company”, “Us”, “Our”, or “We”) is a Colorado-based developer, manufacturer and marketer of portable hand-held and fixed station breathalyzers and related accessories, supplies and education.  We design, produce and sell fuel-cell based breath alcohol testing equipment. We compete in all major segments of the breath alcohol testing instrument market, including law enforcement, workplace, corrections, original equipment manufacturing (“OEM”) and consumer markets. In addition, we offer a line of supplies, accessories, services, and training to support customers’ alcohol testing programs. We sell globally through distributors as well as directly to users.

We define our business as providing “near and remote sensing and monitoring” products and solutions. Today, the majority of our revenues are derived from products and services for alcohol detection and measurement. We remain committed to growing our breath alcohol testing business. In the future, we anticipate the commercialization of new sensing and measurement products that may allow Lifeloc to successfully expand our business into new growth areas where we do not presently compete or where no satisfactory product solutions exist today.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCESSES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC.  In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the financial position as of March 31, 2026 and December 31, 2025, and the results of operations and cash flows for the three months ended March 31, 2026 and March 31, 2025. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company’s 2025 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

Inventories.   Inventories are stated at the lower of standard average cost or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value after cost to sell, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2026 and December 31, 2025, inventory consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials & deposits	$2,641,862	$2,576,194
Work-in-process	6,541	19,451
Finished goods	585,082	477,125
Total gross inventories	3,233,485	3,072,770
Less reserve for obsolescence	(439,156)	(439,156)
Total net inventories	$2,794,329	$2,633,614

Income Taxes. We account for income taxes under the provisions of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. We estimate that our current effective tax rate to be 0% for 2026.

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

Revenue Recognition.

We recognize revenue in accordance with ASC Topic 606 using the five-step model: identifying the contract with a customer, identifying performance obligations, determining and allocating the transaction price, and recognizing revenue when performance obligations are satisfied.

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

Recently Issued Accounting Pronouncements: In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

The Company does not believe that issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. BASIC AND DILUTED (LOSS) PER COMMON SHARE

We report both basic and diluted net income or loss per common share. Basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options and warrants to purchase shares where the exercise price was greater than the average market price of common shares for the period. For the three months ended March 31, 2026, options to purchase 15,000 shares and warrants to purchase 68,750 shares were excluded from the computation of diluted net loss per share, and for the three months ended March 31, 2025, options to purchase 33,500 shares and warrants to purchase 68,750 shares were excluded from the computation of diluted net loss per share, because their effect during those periods would have been antidilutive.

The following table presents the calculation of basic and diluted net (loss) per common share for three months ended March 31, 2026 and March 31, 2025.

	2026	2025
Net (loss)	$(152,713)	$(292,686)
Weighted average shares-basic	2,752,616	2,694,599
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,752,616	2,694,599
Net (loss) per share-basic	$(0.06)	$(0.11)
Net (loss) per share-diluted	$(0.06)	$(0.11)

4. STOCKHOLDERS’ EQUITY

In February 2025, options to purchase 88,500 shares of our common stock, originally granted as incentive stock options pursuant to our 2013 Stock Option Plan, were assigned by the option holders to EDCO Partners LLLP and a third director. The Board of Directors approved the assignments and waived the non-transferability provisions of the applicable option agreements and the Plan solely to permit such assignments. Upon assignment, the options ceased to qualify as incentive stock options and were reclassified as nonqualified stock options for all tax, accounting, and compliance purposes. EDCO Partners LLLP, of which our CFO and board chairman is the general partner, and a third director then exercised the assigned options at a price of $3.80 per share for total proceeds of $336,300 to the Company. There was no intrinsic value on the exercised options. At March 31, 2026, 15,000 options remained outstanding with a weighted average life of 0.33 years. All 15,000 of these options were fully vested. The options outstanding at March 31, 2026 had an intrinsic value of $0.

At March 31, 2026, there were 68,750 warrants outstanding, all with an exercise price of $4.50 and all expiring December 31, 2030.

5. DEBT

Subordinated Debentures Payable. On December 31, 2024, we issued a $750,000 unsecured debenture that is subordinated to the Company’s existing secured indebtedness, which is collateralized by a lien on substantially all of the Company’s assets. The debenture bears interest only at 8.25% payable quarterly in 2025, with monthly payments of $9,199 including principal and interest at 8.25% commencing on January 31, 2026. A balloon payment of $451,012 is due in full on December 31, 2030.

In consideration of the lender providing the financing, the Company issued warrants which entitle the holder to purchase 62,500 shares of our common stock at $4.50 per share.

On March 1, 2025, we issued a $75,000 unsecured debenture that is subordinated to the Company’s existing secured indebtedness, which is collateralized by a lien on substantially all of the Company’s assets. The debenture bears interest only at 8.25% payable quarterly in 2025. A balloon payment of $45,707 is due in full on December 31, 2030. In consideration of the lender providing this financing, the Company issued warrants which entitle the holder to purchase 6,250 shares of our common stock at $4.50 per share. If the debenture is paid in full on or before December 31, 2029, the warrants will have a remaining life of 58 months from March 1, 2025.

The factors used to calculate the estimated value of these warrants, and the resulting fair value, were as follows.

Stock price	$2.75
Exercise price per share	$4.50
Original term (months)	70
Volatility	116.58%
Annual rate of quarterly dividends	None
Risk free interest rate	4.38%

	Expiration of Warrants if Debenture is Paid on December 31, 2030	Expiration of Warrants if Debenture is Paid on December 31, 2029
Warrants issued December 31, 2024	December 31, 2030	December 31, 2029
Warrants issued March 1, 2025	December 31, 2030	December 31, 2029

Our minimum future principal payments on all of the above subordinated debentures are as follows:

March 31, 2027	$56,579
March 31, 2028	61,428
March 31, 2029	66,692
March 31, 2030	72,407
December 31, 2030	554,461
Total	811,567
Less debt issuance cost	(104,771)
Net subordinated debenture payable	706,796
Less current portion	(34,522)
Long term portion	$672,274

Term Loan Payable. The term loan is secured by a first mortgage on our building and is payable in 119 equal monthly installments of $7,453 commencing October 30 2021, including principal and interest at 2.95% based on a 360 day year, plus a final payment of $806,750 (excluding interest) on September 30, 2031.  Our minimum future principal payments on this term loan, by year, are as follows:

March 31, 2027	57,421
March 31, 2028	59,138
March 31, 2029	60,907
March 31, 2030	62,728
March 31, 2031	64,604
September 30, 2031	806,750
Total	1,111,548
Less debt issuance cost	(11,828)
Net term loan payable	1,099,720
Less current portion	(55,271)
Long term portion	$1,044,449

6. COMMITMENTS AND CONTINGENCIES

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. As of March 31, 2026, we had no obligation with respect to contingent severance benefit obligations other than the Company’s obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm’s employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $1,897,421 at March 31, 2026.

Regulatory Commitments. We are subject to certain regulations of the United States Department of Transportation and various state departments of transportation. We believe that we are in substantial compliance with all known applicable regulations.

7. LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at March 31, 2026 or December 31, 2025, and therefore made no accruals for legal proceedings in either 2026 or 2025.

8. BUSINESS SEGMENT

Operating segments are defined under ASU 2023-07, Segment Reporting (Topic 280), as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”), in this case, the Company’s Chief Executive Officer. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results on a consolidated basis based on net income (losses). On this basis, the CODM has determined the Company operates in one operating and reportable segment: the development, manufacture, and sale of portable hand-held breathalyzers and drug screening products, and related accessories, supplies, education, and training, together with royalties from development contracts with original equipment manufacturers. Until June 30, 2025, we had a second segment consisting of a rental of a portion of our building. That segment was eliminated following the tenant lease not being renewed on June 30, 2025.

9. SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred through the date of filing that would require recognition in our financial statements or disclosure in the notes to our financial statements, except as follows.

On May 4, 2026 the Company entered into a loan agreement for $500,000 with its CFO and Board Chairman. The loan bears interest at 10.5% per annum, with interest only payments due monthly from May 31, 2026 through December 31, 2026. Beginning January 31, 2027, the loan will be paid over five years with equal monthly payments of principal and interest of $10,747, at which time the note will be paid in full. The interest rate is subject to adjustment based on changes in the prime rate. If the prime rate, as published in the Eastern edition of The Wall Street Journal on the last business day of any calendar quarter beginning June 30, 2026 (the “Published Rate”), exceeds 6.75%, the interest rate on the note will increase for the remaining term by the amount of such excess. Any subsequent increases in the Published Rate will result in corresponding increases in the interest rate. The loan is secured by substantially all assets of the Company, including its building, and is subordinate to the prior perfected security interest held by Citywide Banks.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q.  Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in these statutes.  You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters.  Such statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  All forward-looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements.  Readers of this Form 10-Q are strongly encouraged to review the section titled “Risk Factors” in our December 31, 2025 Form 10-K.

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

We compete in all major segments of the portable breath alcohol testing instrument market, including law enforcement, workplace, corrections, and original equipment manufacturing (“OEM”) markets. In addition, we offer a line of supplies, accessories, services, and training to support customers’ alcohol testing programs. We sell globally through distributors as well as directly to users.

In August 2016, we entered into a patent license agreement with Sandia Corporation pursuant to which we acquired the exclusive rights to develop, manufacture, and market Sandia’s patented SpinDx™ technology for the detection of drugs of abuse. The SpinDetect™ platform uses a centrifugal disk with microfluidic flow paths to conduct multiple quantitative drug assays on a single small sample, delivering on-site results in minutes at a fraction of the cost of conventional laboratory testing. The technology is capable of detecting very low concentrations of high-abuse drugs such as fentanyl, cocaine, and delta-9-THC. Importantly, SpinDetect™ can isolate psychoactive delta-9-THC from its inactive metabolites — a capability that existing devices lack, and that we believe will enable more accurate assessments of marijuana impairment. Under the license agreement, Sandia retains ownership of the foundational patents, while patentable enhancements developed by Lifeloc belong solely to us. Our first utility patent application covering improvements to the system was filed in February 2024.

We have completed the design of the SpinDetect™ microfluidic disk, with all analytical chemistry now occurring on the disk after sample introduction. We are initiating beta testing of the oral-fluid analyzer focused on delta-9-THC detection using a prototype reader, with final component optimization underway under a signed beta-testing agreement. The initial commercial product is expected to measure delta-9-THC, followed by a multi-drug panel release. We anticipate a commercial launch in 2026, with subsequent expansion into additional drug panels and sample types, including blood and breath — the latter integrated with our LX9 breathalyzer. The SpinDetect™ reader is designed to accept multiple disk formats, which may also enable future applications beyond drug testing, such as detection of food-safety markers and environmental contaminants; these applications would require additional research, regulatory clearances, and potential expansion of our existing license rights. Continued progress toward commercialization is dependent on timely access to capital to support fabrication, validation, regulatory preparation, and market introduction.

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

We own our corporate headquarters in Wheat Ridge, Colorado, occupying all of the space ourselves after June 30, 2025. Our tenant’s lease expired in June 2025, at which time we expanded into the full space. Additionally, we continue to pursue acquisitions aligned with our mission to deliver near and remote sensing and monitoring solutions, aiming to strengthen own position in existing markets and facilitate entry into new ones.

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

Possibility of Operating Losses.  Over many of the past several years we have operated profitably; however, prior to that, and in 2021 through 2025, we incurred operating losses. Those operating losses are continuing in 2026 and we expect them to continue as we continue to work toward the commercialization of SpinDetect™. There is no assurance that we will not incur operating losses in any given quarter or year in the future.

Sales Growth.  We expect to increase sales in the U.S. and worldwide as our network of direct customers and distributors grows and becomes more proficient and expands the number of new accounts.  Our growth efforts have focused on expanding our global reach and broadening our product offering in alcohol and drug detection. Orders for all of our products are on an intermittent purchase order basis and there is no assurance they will continue at any given rate, or that orders will repeat.

Sales and Marketing Expenses.  We continue our efforts to expand our domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to do so.  Sales and marketing expenses are expected to increase as we increase our direct sales representatives and marketing efforts.

Research and Development Expenses.  We expect to begin to reduce our research and development expenses in 2026 as we complete development of our new product line.

Results of Operations

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

We work diligently to maintain reduced costs where possible, although inflation is taking a toll, increasing the cost of raw materials, labor, and freight. We continued and intensified our new product development efforts while maintaining the high level of customer service that has led to an excellent reputation for outstanding customer service. With the introduction of new products, we believe Lifeloc will again be profitable.

Net sales.

Our product sales for the three months ended March 31, 2026 were $2,289,759, an increase of 1% from $2,263,047 for the same period a year ago. This increase results from acceleration of several larger orders that may reflect customers’ current availability of funds. In addition, the continuing inflationary pressure outlook on customers’ budgets may also have played a role. When royalties of $4,053 and rental income of $0 are included, total revenues of $2,293,812 increased by $16,778, or 1%, for the three months ended March 31, 2026 when compared to the same three months a year ago. Rental income was discontinued after June 30, 2025, and royalties decreased by $1,618 due to a decrease in sales by royalty-paying customers.

Gross profit.

Gross profit for the three months ended March 31, 2026 of $987,074 represented an increase of 9% from total gross profit of $908,566 for the three months ended March 31, 2025, primarily as a result of higher product sales. Cost of product sales decreased from $1,363,805 in the three months ended March 31, 2025 to $1,306,738 in the same period in 2026, a decrease of $57,067 (4%). Gross profit margin on products increased to 43% in the three months ended March 31, 2026 from 40% in the three months ended March 31, 2025 primarily as a result of the higher sales and product mix.

Research, development and sustaining engineering expenses.

Research, development and sustaining engineering expenses continued at the high level of $414,445, or 18% of product sales, for the three months ended March 31, 2026, representing a decrease of $55,235 (12%) over the $469,680 in the same period a year ago. This decrease resulted primarily from a lull in payments to outside contractors needed for continuing design work related to SpinDetect™.

Sales and marketing expenses.

Sales and marketing expenses of $313,229 for the three months ended March 31, 2026 were down by $21,327 (or 6%) from the $334,556 spent in the same period a year ago as a result of across the board efforts to lower expenses.

General and administrative expenses.

General and administrative expenses of $387,402 for the three months ended March 31, 2026 versus $384,878 for the three months ended March 31, 2025 were relatively unchanged.

Other income (expense).

Interest income decreased from $12,357 a year ago to $6,531 in 2026 as a result of less funds available at the beginning of the period. Interest expense of $31,242 in the three months ended March 31, 2026 was up from $24,495 in the previous year as a result of the increase in subordinated debentures outstanding in the 2026 quarter vs. less in the same quarter a year ago. The total increase of $12,573 from $12,138 of other expense (net) in the period ended March 31, 2025 to total other expense (net) of $24,711 in the current quarter is expected to continue in future quarters due to the increase in borrowings.

Net income (loss).

We realized a net (loss) of ($152,713) for the three months ended March 31, 2026 compared to a net (loss) of ($292,686) for the three months ended March 31, 2025. This decrease of $139,973 (48%) was the result of the changes in gross profit, operating expenses and other income discussed above. The benefit from taxes in the three months ended March 31, 2026 was $0 which was the same amount in the same period a year ago.

Trends and Uncertainties That May Affect Future Results

Revenues in the first three months of 2026 were slightly higher compared to revenues during the same period in 2025. We believe that continued increased sales efforts may result in modestly improved revenues in 2026 and beyond with the anticipated availability of SpinDetect™. Revenues in 2026 may be similar to revenues in 2025. Inflationary pressures have affected our business in a number of ways, including increasing the cost of raw materials, labor, and freight. Our actions to mitigate the impact of inflation, including pre-ordering components in higher than usual quantities, sourcing new vendors and increasing prices have been somewhat successful.

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

Our operating plan for the remainder of 2026 is focused on growing sales, increasing gross profits, and continuing research and development efforts on new products, including SpinDetect™, for long-term growth. We cannot predict with certainty the expected sales, gross profit, net income or loss, or usage of cash and cash equivalents for 2026. However, we believe that cash resources will be sufficient to fund our operations for the next twelve months under our current operating plan. If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional borrowings or capital may be required to maintain ongoing operations.

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

On December 31, 2024 we issued an unsecured $750,000 subordinated debenture bearing interest at 8.25%, including 62,500 warrants exercisable on or before December 31, 2030 into 62,500 shares of our common stock at a price of $4.50 per share. On March 1, 2025 we issued an unsecured $75,000 subordinated debenture bearing interest at 8.25%, including 6,250 warrants exercisable on or before December 31, 2030 into 6,250 shares of our common stock at a price of $4.50 per share. Using the Black Scholes model, the fair market value of these warrants resulted in deferred financing cost of $132,000, which is included in our balance sheet at March 31, 2026 at $126,829 after amortization in the three months ending March 31, 2026 of $5,171, and which resulted in an increase to capital of $120,000 on December 31, 2024 and $12,000 on March 1, 2025. The interest of 8.25% was paid in quarterly increments in 2025, and will be included in monthly payments of $10,119 including principal in 2026.

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

During the three months ended March 31, 2026, net cash used in operating activities was $129,365, reflecting the net loss partially offset by non-cash charges and working capital changes. Net cash used in investing activities was $19,781, primarily for equipment purchases. Net cash used in financing activities was $27,525, consisting of scheduled principal payments on our term loan. Subsequent to March 31, 2026, we obtained additional debt financing from a related party to fund the continued development of SpinDetect™.

As of March 31, 2026, cash and cash equivalents were $569,330, trade accounts receivable were $850,341 and current liabilities were $1,064,101 resulting in net liquid assets of $355,570.  We believe our core breathalyzer business has remained fundamentally sound and, together with the anticipated commercialization of SpinDetect™, provides a reasonable basis for a return to profitability. However, if revenues from our core business do not grow as expected, if the commercialization of SpinDetect™ is delayed or requires more capital than anticipated, or if general economic conditions deteriorate, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

Equipment expenditures during the three months ended March 31, 2026 consisted of SpinDetect™ related equipment of $14,411 compared to $18,548 in the first three months of 2025, and $5,370 in office equipment versus $0 in 2025. No patent application costs were incurred during either period. As development of SpinDetect™ progresses, and as normal wear and tear of equipment occurs, we expect to incur outlays for equipment and patent filings in 2026 and beyond.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations. For the three months ended March 31, 2026 and 2025, warranty costs were not deemed significant.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have increased our reliance on related-party financing, which may present conflicts of interest and limit our financial flexibility.

On May 4, 2026, we entered into a loan agreement with our CFO and Board Chairman. The loan is secured by substantially all of our assets and is subordinate to the prior perfected security interest held by our senior lender. As a result, substantially all of our assets are now pledged as collateral to multiple lenders, which may limit our ability to obtain additional financing or to dispose of assets without lender consent. The interest rate on the loan is subject to upward adjustment based on changes in the prime rate, which could increase our debt service costs in a rising rate environment. In addition, because the lender is also our CFO and Board Chairman, the terms of the loan were not negotiated on an arm’s-length basis with an unrelated third party, and the lender’s dual role could present conflicts of interest in connection with future decisions regarding the loan, including any amendments, extensions, or enforcement actions.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Date Filed	Number	Herewith
10.1	Promissory Note, dated May 1, 2026, by Lifeloc Technologies, Inc. in favor of Vern Kornelsen	8-K	5/8/26
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002				X
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOC TECHNOLOGIES, INC.

May 14, 2026	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

May 14, 2026	By:	/s/ Michelle Heim
Date		Michelle Heim Controller (Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Date Filed	Number	Herewith
10.1	Promissory Note, dated May 1, 2026, by Lifeloc Technologies, Inc. in favor of Vern Kornelsen	8-K	5/8/26
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002				X
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

