Form 10-Q
period 2026-06-30
Lifeloc Technologies, Inc
filed 2026-08-14
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,752,616 Shares
(Class)	(outstanding at August 1, 2026)

LIFELOC TECHNOLOGIES, INC.

 FORM 10-Q

 For the Three and Six months Ended June 30, 2026

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

 LIFELOC TECHNOLOGIES, INC.

Condensed Balance Sheets (Unaudited)

ASSETS
CURRENT ASSETS:	June 30, 2026	December 31, 2025
Cash and cash equivalents	$908,208	$746,001
Accounts receivable, net	826,715	772,380
Inventories, net	2,839,516	2,633,614
Federal and state income taxes receivable	55,981	55,981
Prepaid expenses and other	146,901	60,825
Total current assets	4,777,321	4,268,801

PROPERTY, PLANT AND EQUIPMENT:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	1,366,539	1,366,539
Office equipment, software and space modifications	197,686	197,686
Sales and marketing equipment and space modifications	230,543	225,173
Research and development equipment, software and space modifications	1,247,201	1,213,195
Research and development equipment, software and space modifications not in service	—	19,595
Less accumulated depreciation	(3,670,607)	(3,538,455)
Total property and equipment, net	2,187,537	2,299,908

OTHER ASSETS:
Patents, net	67,229	71,039
Deposits and other	46,820	46,820
Total other assets	114,049	117,859
Total assets	$7,078,907	$6,686,568
CURRENT LIABILITIES:
Accounts payable	$501,118	$301,627
Term loans payable, current portion	94,774	54,850
Subordinated debentures payable, current portion	35,697	33,371
Customer deposits	20,336	25,694
Accrued expenses	350,141	321,112
Deferred revenue, current portion	50,464	53,716
Product warranty reserve	46,500	46,500
Total current liabilities	1,099,030	836,870

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,030,364	1,058,426

TERM LOAN PAYABLE (Related Party), net of current portion and debt issuance costs	460,922	—

SUBORDINATED DEBENTURES PAYABLE, net of current portion and debt issuance costs	662,901	681,343

DEFERRED REVENUE, net of current portion	8,955	6,151
Total liabilities	3,262,172	2,582,790

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,752,616 shares outstanding	5,934,314	5,934,314
Accumulated deficit	(2,117,579)	(1,830,536)
Total stockholders’ equity	3,816,735	4,103,778
Total liabilities and stockholders’ equity	$7,078,907	$6,686,568

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Profit (Loss) (Unaudited)

	Three Months Ended June 30,
REVENUES:	2026	2025
Product sales	$2,434,697	$2,191,260
Royalties	10,260	19,800
Rental income	—	8,316
Total	2,444,957	2,219,376

COST OF SALES	1,352,431	1,294,777

GROSS PROFIT	1,092,526	924,599

OPERATING EXPENSES:
Research, development, and sustaining engineering	560,281	623,262
Sales and marketing	320,968	339,528
General and administrative	314,853	340,074
Total	1,196,102	1,302,864

OPERATING (LOSS)	(103,576)	(378,265)

OTHER INCOME (EXPENSE):
Interest income	8,856	10,931
Interest expense	(39,610)	(26,305)
Total	(30,754)	(15,374)

NET (LOSS) BEFORE PROVISION FOR TAXES	(134,330)	(393,639)

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	—	—

NET (LOSS)	$(134,330)	$(393,639)

NET (LOSS) PER SHARE, BASIC	$(0.05)	$(0.14)

NET (LOSS) PER SHARE, DILUTED	$(0.05)	$(0.14)

WEIGHTED AVERAGE SHARES, BASIC	2,752,616	2,752,616

WEIGHTED AVERAGE SHARES, DILUTED	2,752,616	2,752,616

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Profit (Loss) (Unaudited)

	Six Months Ended June 30,
REVENUES:	2026	2025
Product sales	$4,724,456	$4,454,307
Royalties	14,313	25,471
Rental income	—	16,632
Total	4,738,769	4,496,410

COST OF SALES	2,659,169	2,663,245

GROSS PROFIT	2,079,600	1,833,165

OPERATING EXPENSES:
Research, development, and sustaining engineering	974,726	1,092,942
Sales and marketing	634,197	674,084
General and administrative	702,255	724,952
Total	2,311,178	2,491,978

OPERATING (LOSS)	(231,578)	(658,813)

OTHER INCOME (EXPENSE):
Interest income	15,387	23,288
Interest expense	(70,852)	(50,800)
Total	(55,465)	(27,512)

NET (LOSS) BEFORE PROVISION FOR TAXES	(287,043)	(686,325)

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	—	—

NET (LOSS)	$(287,043)	$(686,325)

NET (LOSS) PER SHARE, BASIC	$(0.10)	$(0.25)

NET (LOSS) PER SHARE, DILUTED	$(0.10)	$(0.25)

WEIGHTED AVERAGE SHARES, BASIC	2,752,616	2,723,768

WEIGHTED AVERAGE SHARES, DILUTED	2,752,616	2,723,768

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three and Six Months Ended June 30, 2026 and 2025

	2026
	Common Stock Shares	Common Stock Amount	Accumulated Deficit	Total
Beginning balance, December 31, 2025	2,752,616	$5,934,314	$(1,830,536)	$4,103,778
Net (loss)	—	—	(152,713)	(152,713)
Ending balance, March 31, 2026	2,752,616	5,934,314	(1,983,249)	3,951,065
Net (loss)	—	—	(134,330)	(134,330)
Ending balance, June 30, 2026	2,752,616	$5,934,314	$(2,117,579)	$3,816,735

	2025
	Common Stock Shares	Common Stock Amount	Accumulated Deficit	Total
Beginning balance, December 31, 2024	2,664,116	$5,586,014	$639,863	$6,225,877
Issuance of shares from option exercise	88,500	336,300	—	336,300
Warrants issued with subordinated debenture	—	12,000	—	12,000
Net (loss)	—	—	(292,686)	(292,686)
Ending balance, March 31, 2025	2,752,616	5,934,314	347,177	6,281,491
Net (loss)	—	—	(393,639)	(393,639)
Ending balance, June 30, 2025	2,752,616	$5,934,314	$(46,462)	$5,887,852

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Cash Flows (Unaudited)

	Six months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2026	2025
Net (loss)	$(287,043)	$(686,325)
Adjustments to reconcile net (loss) to net cash (used in) operating activities-
Depreciation and amortization	135,962	216,419
Amortization of debt issuance costs	12,103	5,886
Changes in operating assets and liabilities-
Accounts receivable	(54,335)	(33,189)
Inventories	(205,902)	7,645
Federal and state income taxes receivable	—	25,029
Prepaid expenses and other	(86,076)	(120,034)
Deposits and other	—	—
Accounts payable	199,491	141,419
Customer deposits	(5,358)	(6,186)
Accrued expenses	29,029	55,416
Deferred revenue	(448)	4,344
Net cash (used in) operating activities	(262,577)	(389,576)

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchases of sales and marketing equipment	(5,370)	(5,462)
Purchases of research and development equipment, software and space modifications	(14,411)	(17,348)
Purchases of research and development equipment, software and space modifications not in service	—	(219,441)
Net cash (used in) investing activities	(19,781)	(242,251)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments made on term loan	(28,290)	(27,469)
Proceeds from issuance of subordinated debenture	—	75,000
Proceeds (related party) from issuance of term loan	500,000	—
Principal payments made on subordinated debentures	(27,145)	—
Proceeds from issuance of shares from option exercise	—	336,300
Net cash provided from (used in) financing activities	444,565	383,831

NET INCREASE (DECREASE) IN CASH	162,207	(247,996)

CASH, BEGINNING OF PERIOD	746,001	1,243,746

CASH, END OF PERIOD	$908,208	$995,750

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$59,264	$44,914

Cash paid for income tax	$—	$150

Income tax refund received	$—	$25,179

Non-cash financing and investing activities: warrants issued with subordinated debenture	$—	$12,000

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

 LIFELOC TECHNOLOGIES, INC.

Notes to Condensed Financial Statements (Unaudited)

June 30, 2026 and 2025

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCESSES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC.  In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the financial position as of June 30, 2026 and December 31, 2025, and the results of operations and cash flows for the six months ended June 30, 2026 and June 30, 2025. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company’s 2025 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

Inventories.   Inventories are stated at the lower of standard average cost or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value after cost to sell, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2026 and December 31, 2025, inventory consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials & deposits	$2,667,198	$2,576,194
Work-in-process	20,446	19,451
Finished goods	591,028	477,125
Total gross inventories	3,278,672	3,072,770
Less reserve for obsolescence	(439,156)	(439,156)
Total net inventories	$2,839,516	$2,633,614

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

3. BASIC AND DILUTED (LOSS) PER COMMON SHARE

We report both basic and diluted net income or loss per common share. Basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options and warrants to purchase shares where the exercise price was greater than the average market price of common shares for the period. For the six months ended June 30, 2026, options to purchase 15,000 shares and warrants to purchase 68,750 shares were excluded from the computation of diluted net loss per share, and for the six months ended June 30, 2025, options to purchase 33,500 shares and warrants to purchase 68,750 shares were excluded from the computation of diluted net loss per share, because their effect during those periods would have been antidilutive.

The following table presents the calculation of basic and diluted net (loss) per common share for the three and six months ended June 30, 2026 and June 30, 2025.

	Three Months Ended June 30,
	2026	2025
Net (loss)	$(134,330)	$(393,639)
Weighted average shares-basic	2,752,616	2,752,616
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,752,616	2,752,616
Net (loss) per share-basic	$(0.05)	$(0.14)
Net (loss) per share-diluted	$(0.05)	$(0.14)

	Six Months Ended June 30,
	2026	2025
Net (loss)	$(287,043)	$(686,325)
Weighted average shares-basic	2,752,616	2,723,768
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,752,616	2,723,768
Net (loss) per share-basic	$(0.10)	$(0.25)
Net (loss) per share-diluted	$(0.10)	$(0.25)

4. STOCKHOLDERS’ EQUITY

In February 2025, options to purchase 88,500 shares of our common stock, originally granted as incentive stock options pursuant to our 2013 Stock Option Plan, were assigned by the option holders to EDCO Partners LLLP and a third director. The Board of Directors approved the assignments and waived the non-transferability provisions of the applicable option agreements and the Plan solely to permit such assignments. Upon assignment, the options ceased to qualify as incentive stock options and were reclassified as nonqualified stock options for all tax, accounting, and compliance purposes. EDCO Partners LLLP, of which our CFO and board chairman is the general partner, and a third director then exercised the assigned options at a price of $3.80 per share for total proceeds of $336,300 to the Company. There was no intrinsic value on the exercised options. At June 30, 2026, 15,000 options remained outstanding with a weighted average life of 0.58 years. All 15,000 of these options were fully vested. The options outstanding at June 30, 2026 had an intrinsic value of $0.

At June 30, 2026, there were 68,750 warrants outstanding, all with an exercise price of $4.50 and all expiring December 31, 2030.

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

The factors used to calculate the estimated value of these warrants, and the resulting fair value, were as follows.

Stock price	$2.75
Exercise price per share	$4.50
Original term (months)	70
Volatility	116.58%
Annual rate of quarterly dividends	None
Risk free interest rate	4.38%

	Expiration of Warrants if Debenture is Paid on December 31, 2030	Expiration of Warrants if Debenture is Paid on December 31, 2029
Warrants issued December 31, 2024	December 31, 2030	December 31, 2029
Warrants issued March 1, 2025	December 31, 2030	December 31, 2029

Our minimum future principal payments on all of the above subordinated debentures are as follows:

June 30, 2027	$57,754
June 30, 2028	62,704
June 30, 2029	68,077
June 30, 2030	73,910
December 31, 2030	535,410
Total	797,855
Less debt issuance cost	(99,257)
Net subordinated debenture payable	698,598
Less current portion	(35,697)
Long term portion	$662,901

Term Loans Payable. The term loan payable to UMB (formerly Citywide Banks) is secured by a first mortgage on our building and is payable in 119 equal monthly installments of $7,453 commencing October 30 2021, including principal and interest at 2.95% based on a 360 day year, plus a final payment of $773,727 (excluding interest)   on September 30, 2031.  Our minimum future principal payments on this term loan, by year, are as follows:

June 30, 2027	$57,846
June 30, 2028	59,576
June 30, 2029	61,357
June 30, 2030	63,192
June 30, 2031	65,081
September 30, 2031	790,299
Total	1,097,351
Less debt issuance cost	(11,291)
Net term loan payable	1,086,060
Less current portion	(55,696)
Long term portion	$1,030,364

The term loan payable to Vern D. Kornelsen, our Chairman and CFO, which was entered into on May 1, 2026, is secured by substantially all assets of the Company, including its building, which is subordinate to the prior perfected security interest held by UMB (formerly Citywide Banks), and is payable in 8   equal monthly installments of interest only of $4,375 through December 31, 2026, and in 60 monthly installments of $10,747 commencing January 31, 2027, including principal and interest at 10.5% based on a 360 day year, with interest to increase if the prime rate increases. Our minimum future principal payments on this term loan, by year, are as follows:

June 30, 2027	$39,078
June 30, 2028	84,559
June 30, 2029	93,878
June 30, 2030	104,224
June 30, 2031	115,709
December 31, 2031	62,552
Total term loan payable	500,000
Less current portion	(39,078)
Long term portion	$460,922

6. COMMITMENTS AND CONTINGENCIES

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. As of June 30, 2026, we had no obligation with respect to contingent severance benefit obligations other than the Company’s obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm’s employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $2,642,287 at June 30, 2026.

Regulatory Commitments. We are subject to certain regulations of the United States Department of Transportation and various state departments of transportation. We believe that we are in substantial compliance with all known applicable regulations.

7. LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at June 30, 2026 or December 31, 2025, and therefore made no accruals for legal proceedings in either 2026 or 2025.

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

We have completed the design of the SpinDetect™ microfluidic disk, with all analytical chemistry now occurring on the disk after sample introduction. We will be initiating beta testing of the oral-fluid analyzer focused on delta-9-THC detection using a prototype reader, with final component optimization underway under a signed beta-testing agreement. The initial commercial product is expected to measure delta-9-THC, followed by a multi-drug panel release. We anticipate a limited commercial launch in Q1 of 2027, with subsequent expansion into additional drug panels and sample types, including blood and breath — the latter integrated with our LX9 breathalyzer. The SpinDetect™ reader is designed to accept multiple disk formats, which may also enable future applications beyond drug testing, such as detection of food-safety markers and environmental contaminants; these applications would require additional research, regulatory clearances, and potential expansion of our existing license rights. Continued progress toward commercialization is dependent on timely access to capital to support fabrication, validation, regulatory preparation, and market introduction.

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

Results of Operations

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

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

Net sales.

Our product sales for the three months ended June 30, 2026 were $2,434,697, an increase of 11% from $2,191,260 for the same period a year ago. This increase results from acceleration of several larger orders that may reflect customers’ current availability of funds. In addition, the continuing inflationary pressure outlook on customers’ budgets may also have played a role. When royalties of $10,260 and rental income of $0 are included, total revenues of $2,444,957 increased by $225,581, or 10%, for the three months ended June 30, 2026 when compared to the same three months a year ago. Rental income was discontinued after June 30, 2025, and royalties decreased by $9,540 due to a decrease in sales by royalty-paying customers.

Gross profit.

Gross profit for the three months ended June 30, 2026 of $1,092,526 represented an increase of 18% from total gross profit of $924,599 for the three months ended June 30, 2025, primarily as a result of higher product sales. Cost of product sales increased from $1,294,777 in the three months ended June 30, 2025 to $1,352,431 in the same period in 2026, an increase of $57,654 (4%). Gross profit margin on products increased to 45% in the three months ended June 30, 2026 from 42% in the three months ended June 30, 2025 primarily as a result of the higher sales and product mix.

Research, development and sustaining engineering expenses.

Research, development and sustaining engineering expenses continued at the high level of $560,281, or 23% of product sales, for the three months ended June 30, 2026, representing a decrease of $62,981 (10%) over the $623,262 in the same period a year ago. This decrease resulted primarily from a lull in payments to outside contractors needed for continuing design work related to SpinDetect™.

Sales and marketing expenses.

Sales and marketing expenses of $320,968 for the three months ended June 30, 2026 were down by $18,560 (or 6%) from the $339,528 spent in the same period a year ago as a result of across the board efforts to lower expenses.

General and administrative expenses.

General and administrative expenses of $314,853 for the three months ended June 30, 2026 were down by $25,221 (or 7%) from the $340,074 spent in the same period a year ago as a result of across the board efforts to lower expenses.

Other income (expense).

Interest income decreased from $10,931 a year ago to $8,856 in 2026 as a result of less funds available at the beginning of the period. Interest expense of $39,610 in the three months ended June 30, 2026 was up from $26,305 in the previous year as a result of the increase in subordinated debentures outstanding in the 2026 quarter vs. less in the same quarter a year ago as well as adding a new term loan in May 2026. The total increase of $15,380 from $15,374 of other expense (net) in the period ended June 30, 2025 to total other expense (net) of $30,754 in the current quarter is expected to continue in future quarters due to the increase in borrowings.

Net income (loss).

We realized a net (loss) of ($134,330) for the three months ended June 30, 2026 compared to a net (loss) of ($393,639) for the three months ended June 30, 2025. This decrease of $259,309 (or 66%) was the result of the changes in gross profit, operating expenses and other income discussed above. The benefit from taxes in the three months ended June 30, 2026 was $0 which was the same amount in the same period a year ago.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Net sales.

Our product sales for the six months ended June 30, 2026 were $4,724,456, an increase of 6% from $4,454,307 for the same period a year ago. This increase results from acceleration of several larger orders that may reflect customers’ current availability of funds. In addition, the continuing inflationary pressure outlook on customers’ budgets may also have played a role. When royalties of $14,313 and rental income of $0 are included, total revenues of $4,738,769 increased by $242,359, or 5%, for the six months ended June 30, 2026 when compared to the same six months a year ago. Rental income was discontinued after June 30, 2025, and royalties decreased by $11,158 due to a decrease in sales by royalty-paying customers.

Gross profit.

Gross profit for the six months ended June 30, 2026 of $2,079,600 represented an increase of 13% from total gross profit of $1,833,165 for the six months ended June 30, 2025, primarily as a result of higher product sales. Cost of product sales remained relatively flat from $2,663,245 in the six months ended June 30, 2025 to $2,659,169 in the same period in 2026, a decrease of $4,076 (0%). Gross profit margin on products increased to 44% in the six months ended June 30, 2026 from 41% in the six months ended June 30, 2025 primarily as a result of the higher sales and product mix.

Research, development and sustaining engineering expenses.

Research, development and sustaining engineering expenses continued at the high level of $974,726, or 21% of product sales, for the six months ended June 30, 2026, representing a decrease of $118,216 (11%) over the $1,092,942 in the same period a year ago. This decrease resulted primarily from a lull in payments to outside contractors needed for continuing design work related to SpinDetect™.

Sales and marketing expenses.

Sales and marketing expenses of $634,197 for the six months ended June 30, 2026 were down by $39,887 (or 6%) from the $674,084 spent in the same period a year ago as a result of across the board efforts to lower expenses.

General and administrative expenses.

General and administrative expenses of $702,255 for the six months ended June 30, 2026 were down by $22,697 (or 3%) from the $724,952 spent in the same period a year ago as a result of across the board efforts to lower expenses.

Other income (expense).

Interest income decreased from $23,288 a year ago to $15,387 in 2026 as a result of less funds available at the beginning of the period. Interest expense of $70,852 in the six months ended June 30, 2026 was up from $50,800 in the previous year as a result of the increase in subordinated debentures outstanding in the 2026 quarter vs. less in the same quarter a year ago as well as adding a new term loan in May 2026. The total increase of $27,953 from $27,512 of other expense (net) in the period ended June 30, 2025 to total other expense (net) of $55,465 in the current quarter is expected to continue in future quarters due to the increase in borrowings.

Net income (loss).

We realized a net (loss) of ($287,043) for the six months ended June 30, 2026 compared to a net (loss) of ($686,325) for the six months ended June 30, 2025. This decrease of $399,282 (or 58%) was the result of the changes in gross profit, operating expenses and other income discussed above. The benefit from taxes in the six months ended June 30, 2026 was $0 which was the same amount in the same period a year ago.

Trends and Uncertainties That May Affect Future Results

Revenues in the first six months of 2026 were slightly higher compared to revenues during the same period in 2025. We believe that continued increased sales efforts may result in modestly improved revenues in 2026 and beyond with the anticipated availability of SpinDetect™. Revenues in 2026 may be similar to revenues in 2025. Inflationary pressures have affected our business in a number of ways, including increasing the cost of raw materials, labor, and freight. Our actions to mitigate the impact of inflation, including pre-ordering components in higher than usual quantities, sourcing new vendors and increasing prices have been somewhat successful.

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

Interest expense.

In connection with the financing of our building purchase on October 31, 2014 we obtained a 10-year term loan from Bank of America in an initial principal amount of $1,581,106 bearing interest at 4.45% per annum (which was decreased to 4% in 2016) and secured by a first-priority mortgage in the acquired property. The Bank of America loan was paid on September 30, 2021 with proceeds from a new term loan from UMB (formerly Citywide Banks), also secured by a first-priority mortgage on the property, in the principal amount of $1,350,000. The new loan is payable in monthly installments of $7,453, with interest at 2.95% and a maturity date of September 30, 2031.

On December 31, 2024 we issued an unsecured $750,000 subordinated debenture bearing interest at 8.25%, including 62,500 warrants exercisable on or before December 31, 2030 into 62,500 shares of our common stock at a price of $4.50 per share. On March 1, 2025 we issued an unsecured $75,000 subordinated debenture bearing interest at 8.25%, including 6,250 warrants exercisable on or before December 31, 2030 into 6,250 shares of our common stock at a price of $4.50 per share. Using the Black Scholes model, the fair market value of these warrants resulted in deferred financing cost of $132,000, which is included in our balance sheet at June 30, 2026 at $99,257 after amortization in the six months ending June 30, 2026 of $10,514  , and which resulted in an increase to capital of $120,000 on December 31, 2024 and $12,000 on March 1, 2025. The interest of 8.25% was paid in quarterly increments in 2025, and will be included in monthly payments of $10,119 including principal in 2026.

On May 1, 2026 the Company entered into a loan agreement for $500,000 with its CFO and Board Chairman. The loan bears interest at 10.5% per annum, with interest only payments of $4,375 due monthly from May 31, 2026 through December 31, 2026. Beginning January 31, 2027, the loan will be paid over five years with equal monthly payments of principal and interest of $10,747, at which time the note will be paid in full. The interest rate is subject to adjustment based on changes in the prime rate. If the prime rate, as published in the Eastern edition of The Wall Street Journal on the last business day of any calendar quarter beginning June 30, 2026 (the “Published Rate”), exceeds 6.75%, the interest rate on the note will increase for the remaining term by the amount of such excess. Any subsequent increases in the Published Rate will result in corresponding increases in the interest rate. The loan is secured by substantially all assets of the Company, including its building, and is subordinate to the prior perfected security interest held by UMB (formerly Citywide Banks).

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

During the six months ended June 30, 2026, net cash used in operating activities was $262,577, reflecting the net loss partially offset by non-cash charges and working capital changes. Net cash used in investing activities was $19,781, primarily for equipment purchases. Net cash provided from financing activities was $444,565, consisting primarily of $500,000 in proceeds from a new related-party term loan, partially offset by scheduled principal payments on our term loan and subordinated debentures.

As of June 30, 2026, cash and cash equivalents were $908,208, trade accounts receivable were $826,715 and current liabilities were $1,099,030 resulting in net liquid assets of $635,893.  We believe our core breathalyzer business has remained fundamentally sound and, together with the anticipated commercialization of SpinDetect™, provides a reasonable basis for a return to profitability. However, if revenues from our core business do not grow as expected, if the commercialization of SpinDetect™ is delayed or requires more capital than anticipated, or if general economic conditions deteriorate, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

Equipment expenditures during the six months ended June 30, 2026 consisted of SpinDetect™ related equipment of $14,411 compared to $236,789 in the first six months of 2025, and $5,370 in sales and marketing equipment versus $5,462 in 2025. No patent application costs were incurred during either period. As development of SpinDetect™ progresses, and as normal wear and tear of equipment occurs, we expect to incur outlays for equipment and patent filings in 2026 and beyond.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations. For the six months ended June 30, 2026 and 2025, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

(b)       Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 1, 2026, we entered into a loan agreement with our CFO and Board Chairman. The loan is secured by substantially all assets of the Company, including a second mortgage on our building and is subordinate to the prior perfected security interest held by UMB (formerly Citywide Banks). As a result, substantially all of our assets are now pledged as collateral to multiple lenders, which may limit our ability to obtain additional financing or to dispose of assets without lender consent. The interest rate on the loan is subject to upward adjustment based on changes in the prime rate, which could increase our debt service costs in a rising rate environment. In addition, because the lender is also our CFO and Board Chairman, the terms of the loan were not negotiated on an arm’s-length basis with an unrelated third party, and the lender’s dual role could present conflicts of interest in connection with future decisions regarding the loan, including any amendments, extensions, or enforcement actions.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2026, we did not sell any unregistered equity securities, and neither the Company nor any affiliated purchaser purchased any of our equity securities.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

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

LIFELOC TECHNOLOGIES, INC.

August 13, 2026	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

August 13, 2026	By:	/s/ Michelle Heim
Date		Michelle Heim Controller (Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Date Filed	Number	Herewith
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002				X
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

