Form 10-Q
period 2026-09-30
Lifeloc Technologies, Inc
filed 2026-11-13
CIK 1493137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	2,752,616 Shares
(Class)	(outstanding at October 31, 2026)

LIFELOC TECHNOLOGIES, INC.

 FORM 10-Q

 For the Three and Nine months Ended September 30, 2026

PART I      FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

 LIFELOC TECHNOLOGIES, INC.

Condensed Balance Sheets (Unaudited)

ASSETS
CURRENT ASSETS:	September 30, 2026	December 31, 2025
Cash and cash equivalents	$930,539	$746,001
Accounts receivable, net	785,442	772,380
Inventories, net	2,678,034	2,633,614
Federal and state income taxes receivable	55,381	55,981
Prepaid expenses and other	96,747	60,825
Total current assets	4,546,143	4,268,801

PROPERTY, PLANT AND EQUIPMENT:
Land	317,932	317,932
Building	1,928,795	1,928,795
Real-time Alcohol Detection And Recognition equipment and software	569,448	569,448
Production equipment, software and space modifications	1,366,539	1,366,539
Office equipment, software and space modifications	197,686	197,686
Sales and marketing equipment and space modifications	230,543	225,173
Research and development equipment, software and space modifications	1,444,531	1,213,195
Research and development equipment, software and space modifications not in service	-	19,595
Less accumulated depreciation	(3,745,873)	(3,538,455)
Total property and equipment, net	2,309,601	2,299,908

OTHER ASSETS:
Patents, net	65,324	71,039
Deposits and other	81,560	46,820
Total other assets	146,884	117,859
Total assets	$7,002,628	$6,686,568
CURRENT LIABILITIES:
Accounts payable	$543,342	$301,627
Term loan payable, current portion	56,123	54,850
Term loan payable (Related party), current portion	59,396	—
Subordinated debentures payable, current portion	36,897	33,371
Customer deposits	2,689	25,694
Accrued expenses	344,565	321,112
Deferred revenue, current portion	60,959	53,716
Product warranty reserve	46,500	46,500
Total current liabilities	1,150,471	836,870

TERM LOAN PAYABLE, net of current portion and debt issuance costs	1,016,171	1,058,426

TERM LOAN PAYABLE (Related Party), net of current portion and debt issuance costs	440,604	—

SUBORDINATED DEBENTURES PAYABLE, net of current portion and debt issuance costs	653,219	681,343

DEFERRED REVENUE, net of current portion	10,359	6,151
Total liabilities	3,270,824	2,582,790

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 50,000,000 shares authorized, 2,752,616 shares outstanding	5,934,314	5,934,314
Accumulated deficit	(2,202,510)	(1,830,536)
Total stockholders’ equity	3,731,804	4,103,778
Total liabilities and stockholders’ equity	$7,002,628	$6,686,568

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Profit (Loss) (Unaudited)

	Three Months Ended September 30,
REVENUES:	2026	2025
Product sales	$2,512,530	$2,241,331
Royalties	9,344	16,117
Rental income	—	—
Total	2,521,874	2,257,448

COST OF SALES	1,431,792	1,350,755

GROSS PROFIT	1,090,082	906,693

OPERATING EXPENSES:
Research, development, and sustaining engineering	505,982	458,747
Sales and marketing	314,948	341,567
General and administrative	319,223	340,705
Total	1,140,153	1,141,019

OPERATING (LOSS)	(50,071)	(234,326)

OTHER INCOME (EXPENSE):
Interest income	8,734	7,840
Interest expense	(43,594)	(36,953)
Total	(34,860)	(29,113)

NET (LOSS) BEFORE PROVISION FOR TAXES	(84,931)	(263,439)

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	—	—

NET (LOSS)	$(84,931)	$(263,439)

NET (LOSS) PER SHARE, BASIC	$(0.03)	$(0.10)

NET (LOSS) PER SHARE, DILUTED	$(0.03)	$(0.10)

WEIGHTED AVERAGE SHARES, BASIC	2,752,616	2,752,616

WEIGHTED AVERAGE SHARES, DILUTED	2,752,616	2,752,616

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Profit (Loss) (Unaudited)

	Nine Months Ended September 30,
REVENUES:	2026	2025
Product sales	$7,236,986	$6,695,638
Royalties	23,657	41,588
Rental income	—	16,632
Total	7,260,643	6,753,858

COST OF SALES	4,090,961	4,014,000

GROSS PROFIT	3,169,682	2,739,858

OPERATING EXPENSES:
Research, development, and sustaining engineering	1,480,708	1,551,689
Sales and marketing	949,145	1,015,651
General and administrative	1,021,478	1,065,657
Total	3,451,331	3,632,997

OPERATING (LOSS)	(281,649)	(893,139)

OTHER INCOME (EXPENSE):
Interest income	24,121	31,128
Interest expense	(114,446)	(87,753)
Total	(90,325)	(56,625)

NET (LOSS) BEFORE PROVISION FOR TAXES	(371,974)	(949,764)

BENEFIT FROM FEDERAL AND STATE INCOME TAXES	—	—

NET (LOSS)	$(371,974)	$(949,764)

NET (LOSS) PER SHARE, BASIC	$(0.14)	$(0.35)

NET (LOSS) PER SHARE, DILUTED	$(0.14)	$(0.35)

WEIGHTED AVERAGE SHARES, BASIC	2,752,616	2,733,490

WEIGHTED AVERAGE SHARES, DILUTED	2,752,616	2,733,490

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2026 and 2025

	2026
	Common Stock Shares	Common Stock Amount	Accumulated Deficit	Total
Beginning balance, December 31, 2025	2,752,616	$5,934,314	$(1,830,536)	$4,103,778
Net (loss)	—	—	(152,713)	(152,713)
Ending balance, March 31, 2026	2,752,616	5,934,314	(1,983,249)	3,951,065
Net (loss)	—	—	(134,330)	(134,330)
Ending balance, June 30, 2026	2,752,616	5,934,314	(2,117,579)	3,816,735
Net (loss)	—	—	(84,931)	(84,931)
Ending balance, September 30, 2026	2,752,616	$5,934,314	$(2,202,510)	$3,731,804

	2025
	Common Stock Shares	Common Stock Amount	Accumulated Deficit	Total
Beginning balance, December 31, 2024	2,664,116	$5,586,014	$639,863	$6,225,877
Issuance of shares from option exercise	88,500	336,300	—	336,300
Warrants issued with subordinated debenture	—	12,000	—	12,000
Net (loss)	—	—	(292,686)	(292,686)
Ending balance, March 31, 2025	2,752,616	5,934,314	347,177	6,281,491
Net (loss)	—	—	(393,639)	(393,639)
Ending balance, June 30, 2025	2,752,616	5,934,314	(46,462)	5,887,852
Net (loss)	—	—	(263,439)	(263,439)
Ending balance, September 30, 2025	2,752,616	$5,934,314	$(309,901)	$5,624,413

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

LIFELOC TECHNOLOGIES, INC.

Condensed Statements of Cash Flows (Unaudited)

	Nine months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2026	2025
Net (loss)	$(371,974)	$(949,764)
Adjustments to reconcile net (loss) to net cash (used in) operating activities-
Provision for doubtful accounts, net change	—	1,500
Depreciation and amortization	213,133	325,095
Amortization of debt issuance costs	18,153	11,937
Changes in operating assets and liabilities-
Accounts receivable	(13,062)	(133,415)
Inventories	(44,420)	134,239
Federal and state income taxes receivable	600	24,729
Prepaid expenses and other	(35,922)	(102,583)
Deposits and other	(34,740)	(34,559)
Accounts payable	241,715	133,342
Customer deposits	(23,005)	(25,885)
Accrued expenses	23,453	34,753
Deferred revenue	11,451	2,174
Net cash (used in) operating activities	(14,618)	(578,437)

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchases of sales and marketing equipment	(5,370)	(39,510)
Purchases of research and development equipment, software and space modifications	(211,741)	(310,646)
Net cash (used in) investing activities	(217,111)	(350,156)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Principal payments made on term loan	(42,592)	(41,356)
Proceeds from issuance of subordinated debenture	—	75,000
Proceeds (related party) from issuance of term loan	500,000	—
Principal payments made on subordinated debentures	(41,141)	—
Proceeds from issuance of shares from option exercise		336,300
Net cash provided from financing activities	416,267	369,944

NET INCREASE (DECREASE) IN CASH	184,538	(558,649)

CASH, BEGINNING OF PERIOD	746,001	1,243,746

CASH, END OF PERIOD	$930,539	$685,097

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$96,292	$75,816

Income tax refund received	$—	$24,729

Non-cash financing and investing activities: warrants issued with subordinated debenture	$—	$12,000

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements

LIFELOC TECHNOLOGIES, INC.
Notes to Condensed Financial Statements (Unaudited)
September 30, 2026 and 2025

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCESSES

Basis of Presentation.  These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  They do not include all information and notes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Lifeloc’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC.  In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the financial position as of September 30, 2026 and December 31, 2025, and the results of operations and cash flows for the three and nine months ended September 30, 2026 and September 30, 2025. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.  The Company’s 2025 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

Inventories.   Inventories are stated at the lower of standard average cost or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value after cost to sell, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2026 and December 31, 2025, inventory consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials & deposits	$2,508,619	$2,576,194
Work-in-process	10,592	19,451
Finished goods	597,979	477,125
Total gross inventories	3,117,190	3,072,770
Less reserve for obsolescence	(439,156)	(439,156)
Total net inventories	$2,678,034	$2,633,614

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

LIFELOC TECHNOLOGIES, INC. Notes to Condensed Financial Statements (Unaudited) September 30, 2026 and 2025

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

Recently Issued Accounting Pronouncements: In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our financial statements and disclosures.

The Company does not believe that issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. BASIC AND DILUTED (LOSS) PER COMMON SHARE

We report both basic and diluted net income or loss per common share. Basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options and warrants to purchase shares where the exercise price was greater than the average market price of common shares for the period. For the nine months ended September 30, 2026, options to purchase 15,000 shares and warrants to purchase 68,750 shares were excluded from the computation of diluted net loss per share, and for the nine months ended September 30, 2025, options to purchase 33,500 shares and warrants to purchase 68,750 shares were excluded from the computation of diluted net loss per share, because their effect during those periods would have been antidilutive.

LIFELOC TECHNOLOGIES, INC. Notes to Condensed Financial Statements (Unaudited) September 30, 2026 and 2025

The following table presents the calculation of basic and diluted net (loss) per common share for the three and nine months ended September 30, 2026 and September 30, 2025.

	Three Months Ended September 30,
	2026	2025
Net (loss)	$(84,931)	$(263,439)
Weighted average shares-basic	2,752,616	2,752,616
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,752,616	2,752,616
Net (loss) per share-basic	$(0.03)	$(0.10)
Net (loss) per share-diluted	$(0.03)	$(0.10)

	Nine Months Ended September 30,
	2026	2025
Net (loss)	$(371,974)	$(949,764)
Weighted average shares-basic	2,752,616	2,733,490
Effect of dilutive potential common shares	—	—
Weighted average shares-diluted	2,752,616	2,733,490
Net (loss) per share-basic	$(0.14)	$(0.35)
Net (loss) per share-diluted	$(0.14)	$(0.35)

4. STOCKHOLDERS’ EQUITY

In February 2025, options to purchase 88,500 shares of our common stock, originally granted as incentive stock options pursuant to our 2013 Stock Option Plan, were assigned by the option holders to EDCO Partners LLLP and a third director. The Board of Directors approved the assignments and waived the non-transferability provisions of the applicable option agreements and the Plan solely to permit such assignments. Upon assignment, the options ceased to qualify as incentive stock options and were reclassified as nonqualified stock options for all tax, accounting, and compliance purposes. EDCO Partners LLLP, of which our CFO and board chairman is the general partner, and a third director then exercised the assigned options at a price of $3.80 per share for total proceeds of $336,300 to the Company. There was no intrinsic value on the exercised options. At September 30, 2026, 15,000 options remained outstanding with a weighted average life of .33 years. All 15,000 of these options were fully vested. The options outstanding at September 30, 2026 had an intrinsic value of $2,250.

At September 30, 2026, there were 68,750 warrants outstanding, all with an exercise price of $4.50 and all expiring December 31, 2030.

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

LIFELOC TECHNOLOGIES, INC. Notes to Condensed Financial Statements (Unaudited) September 30, 2026 and 2025

The factors used to calculate the estimated value of these warrants, and the resulting fair value, were as follows.

Stock price	$2.75
Exercise price per share	$4.50
Original term (months)	70
Volatility	116.58%
Annual rate of quarterly dividends	None
Risk free interest rate	4.38%

	Expiration of Warrants if Debenture is Paid on December 31, 2030	Expiration of Warrants if Debenture is Paid on December 31, 2029
Warrants issued December 31, 2024	December 31, 2030	December 31, 2029
Warrants issued March 1, 2025	December 31, 2030	December 31, 2029

Our minimum future principal payments on all of the above subordinated debentures are as follows:

September 30, 2027	$36,897
September 30, 2028	64,006
September 30, 2029	69,491
September 30, 2030	75,445
December 31, 2030	538,020
Total	783,859
Less debt issuance cost	(93,743)
Net subordinated debentures payable	690,116
Less current portion	(36,897)
Long term portion	$653,219

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

September 30, 2027	$56,123
September 30, 2028	60,016
September 30, 2029	61,810
September 30, 2030	63,659
September 30, 2031	841,440
Total	1,083,048
Less debt issuance cost	(10,754)
Net term loan payable	1,072,294
Less current portion	(56,123)
Long term portion	$1,016,171

The term loan payable to Vern D. Kornelsen, our Chairman and CFO, which was entered into on May 1, 2026, is secured by substantially all assets of the Company, including its building, which is subordinate to the prior perfected security interest held by UMB (formerly Citywide Banks), and the initial interest was payable in 8 equal monthly installments of interest only of $4,375 through December 31, 2026, and in 60 monthly installments of $10,809 commencing January 31, 2027, including principal and interest at 10.5% based on a 360 day year, with interest to increase if the prime rate increases. As of September 30, 2026, an increase in the prime rate to 7.00% adjusted the loan's per annum interest rate to 10.75%. Accordingly, monthly interest payments for October 31, 2026, through December 31, 2026, will increase to $4,479. Our minimum future principal payments on this term loan, by year, are as follows:

September 30, 2027	$59,396
September 30, 2028	86,798
September 30, 2029	96,364
September 30, 2030	106,983
September 30, 2031	118,773
December 31, 2031	31,686
Total term loan payable	500,000
Less current portion	(59,396)
Long term portion	$440,604

LIFELOC TECHNOLOGIES, INC. Notes to Condensed Financial Statements (Unaudited) September 30, 2026 and 2025

6. COMMITMENTS AND CONTINGENCIES

Employee Severance Benefits. Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. As of September 30, 2026, we had no obligation with respect to contingent severance benefit obligations other than the Company’s obligations under the employment agreement with its chief executive officer, Dr. Wayne Willkomm. In the event that Dr. Willkomm’s employment is terminated by the Company without Cause (including through a decision by the Company not to renew the employment agreement) or by Dr. Willkomm with Good Reason (as each are defined in the employment agreement), Dr. Willkomm will be eligible, upon satisfaction of certain conditions, for severance equal to two months of salary continuation plus 12 months of health insurance continuation.

Contractual Commitments and Purchase Orders. Contractual commitments under development agreements and outstanding purchase orders issued to vendors in the ordinary course of business totaled $2,294,489 at September 30, 2026.

Regulatory Commitments. We are subject to certain regulations of the United States Department of Transportation and various state departments of transportation. We believe that we are in substantial compliance with all known applicable regulations.

7. LEGAL PROCEEDINGS

We were not involved or party to any legal proceedings at September 30, 2026 or December 31, 2025, and therefore made no accruals for legal proceedings in either 2026 or 2025.

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

We have completed the design of the SpinDetect™ microfluidic disk, with all analytical chemistry now occurring on the disk after sample introduction. We will be initiating beta testing of the oral-fluid analyzer focused on delta-9-THC detection using a prototype reader, with final component optimization underway, under a signed beta-testing agreement. The full commercial product is expected to measure delta-9-THC, followed by a multi-drug panel release. We previously anticipated a limited commercial launch of SpinDetect in Q1 of 2027; we now expect the limited commercial launch to occur in Q4 of 2027. In recent periods we devoted a substantial portion of our engineering and development resources to SpinDetect and, as a result, deferred upgrades and enhancements to our core breath alcohol testing products. We are redirecting a portion of those resources to our core products in the near term and will be conducting beta testing and the validation of SpinDetect with our current staff rather than with additional personnel. The upgrades to our core products will allow us to enter additional markets and generate incremental revenue, which we expect will help fund the work required to complete and bring SpinDetect to market. Following the limited commercial launch, we plan to expand into additional drug panels and sample types, including blood and breath — the latter integrated with our LX9 breathalyzer. The SpinDetect™ reader is designed to accept multiple disk formats, which may also enable future applications beyond drug testing, such as detection of food-safety markers and environmental contaminants; these applications would require additional research, regulatory clearances, and potential expansion of our existing license rights. Our revised timeline and continued progress toward commercialization depend on our ability to generate the anticipated incremental revenue from our core products and on timely access to capital to support fabrication, validation, regulatory preparation, and market introduction, and there can be no assurance that the launch will occur when currently expected.

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

Research and Development Expenses.  We expect our research and development expenses to continue in 2026 as we complete development of our new product line.

Results of Operations

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

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

Net sales.

Our product sales for the three months ended September 30, 2026 were $2,512,530, an increase of 12% from $2,241,331 for the same period a year ago. This increase results from acceleration of several larger orders that may reflect customers’ current availability of funds. In addition, the continuing inflationary pressure outlook on customers’ budgets may also have played a role. When royalties of $9,344 and rental income of $0 are included, total revenues of $2,521,874 increased by $264,426, or 12%, for the three months ended September 30, 2026 when compared to the same three months a year ago. Rental income was discontinued after June 30, 2025, and royalties decreased by $6,773 due to a decrease in sales by royalty-paying customers.

Gross profit.

Gross profit for the three months ended September 30, 2026 of $1,090,082 represented an increase of 20% from total gross profit of $906,693 for the three months ended September 30, 2025, primarily as a result of higher product sales. Cost of product sales increased from $1,350,755 in the three months ended September 30, 2025 to $1,431,792 in the same period in 2026, an increase of $81,037 (6%). Gross profit margin on products increased to 43% in the three months ended September 30, 2026 from 40% in the three months ended September 30, 2025 primarily as a result of the higher sales and product mix.

Research, development and sustaining engineering expenses.

Research, development and sustaining engineering expenses continued at the high level of $505,982, or 20% of product sales, for the three months ended September 30, 2026, representing an increase of $47,235 (10%) over the $458,747 in the same period a year ago. This increase resulted primarily from continuing expenses for continuing design work related to SpinDetect™.

Sales and marketing expenses.

Sales and marketing expenses of $314,948 for the three months ended September 30, 2026 were down by $26,619 (or 8%) from the $341,567 spent in the same period a year ago as a result of across the board efforts to lower expenses.

General and administrative expenses.

General and administrative expenses of $319,223 for the three months ended September 30, 2026 were down by $21,482 (or 6%) from the $340,705 spent in the same period a year ago as a result of across the board efforts to lower expenses.

Other income (expense).

Interest income increased from $7,840 a year ago to $8,734 in 2026 as a result of more funds available at the beginning of the period. Interest expense of $43,594 in the three months ended September 30, 2026 was up from $36,953 in the previous year as a result of adding a new term loan in May 2026. The total increase of $5,747 from $29,113 of other expense (net) in the period ended September 30, 2025 to total other expense (net) of $34,860 in the current quarter is expected to continue in future quarters due to the increase in borrowings.

Net income (loss).

We realized a net (loss) of ($84,931) for the three months ended September 30, 2026 compared to a net (loss) of ($263,439) for the three months ended September 30, 2025. This decrease of $178,508 (or 68%) was the result of the changes in gross profit, operating expenses and other income discussed above. The benefit from taxes in the three months ended September 30, 2026 was $0 which was the same amount in the same period a year ago.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Net sales.

Our product sales for the nine months ended September 30, 2026 were $7,236,986, an increase of 8% from $6,695,638 for the same period a year ago. This increase results from acceleration of several larger orders that may reflect customers’ current availability of funds. In addition, the continuing inflationary pressure outlook on customers’ budgets may also have played a role. When royalties of $23,657 and rental income of $0 are included, total revenues of $7,260,643 increased by $506,785, or 7.5%, for the nine months ended September 30, 2026 when compared to the same nine months a year ago. Rental income was discontinued after June 30, 2025, and royalties decreased by $17,931 due to a decrease in sales by royalty-paying customers.

Gross profit.

Gross profit for the nine months ended September 30, 2026 of $3,169,682 represented an increase of 16% from total gross profit of $2,739,858 for the nine months ended September 30, 2025, primarily as a result of higher product sales. Cost of product sales remained relatively flat from $4,014,000 in the nine months ended September 30, 2025 to $4,090,961 in the same period in 2026, an increase of $76,961 (2%). Gross profit margin on products increased to 44% in the nine months ended September 30, 2026 from 40% in the nine months ended September 30, 2025 primarily as a result of the higher sales and product mix.

Research, development and sustaining engineering expenses.

Research, development and sustaining engineering expenses continued at the high level of $1,480,708, or 20% of product sales, for the nine months ended September 30, 2026, representing a decrease of $70,981 (5%) over the $1,551,689 in the same period a year ago. This slight decrease resulted primarily from a lull in payments in the second quarter of 2026 to outside contractors needed for continuing design work related to SpinDetect™.

Sales and marketing expenses.

Sales and marketing expenses of $949,145 for the nine months ended September 30, 2026 were down by $66,506 (or 7%) from the $1,015,651 spent in the same period a year ago as a result of across the board efforts to lower expenses.

General and administrative expenses.

General and administrative expenses of $1,021,478 for the nine months ended September 30, 2026 were down by $44,179 (or 4%) from the $1,065,657 spent in the same period a year ago as a result of across the board efforts to lower expenses.

Other income (expense).

Interest income decreased from $31,128 a year ago to $24,121 in 2026 as a result of less funds available during the period. Interest expense of $114,446 in the nine months ended September 30, 2026 was up from $87,753 in the previous year as a result of adding a new term loan in May 2026.

Net income (loss).

We realized a net (loss) of ($371,974) for the nine months ended September 30, 2026 compared to a net (loss) of ($949,764) for the nine months ended September 30, 2025. This decrease of $577,790 (or 61%) was the result of the changes in gross profit, operating expenses and other income discussed above. The benefit from taxes in the nine months ended September 30, 2026 was $0 which was the same amount in the same period a year ago.

Trends and Uncertainties That May Affect Future Results

Revenues in the first nine months of 2026 were slightly higher compared to revenues during the same period in 2025. We believe that continued increased sales efforts may result in modestly improved revenues in 2026 and beyond with the anticipated availability of SpinDetect™. Revenues in 2026 may be similar to revenues in 2025. Inflationary pressures have affected our business in a number of ways, including increasing the cost of raw materials, labor, and freight. Our actions to mitigate the impact of inflation, including pre-ordering components in higher than usual quantities, sourcing new vendors and increasing prices have been somewhat successful.

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

On December 31, 2024 we issued an unsecured $750,000 subordinated debenture bearing interest at 8.25%, including 62,500 warrants exercisable on or before December 31, 2030 into 62,500 shares of our common stock at a price of $4.50 per share. On March 1, 2025 we issued an unsecured $75,000 subordinated debenture bearing interest at 8.25%, including 6,250 warrants exercisable on or before December 31, 2030 into 6,250 shares of our common stock at a price of $4.50 per share. Using the Black Scholes model, the fair market value of these warrants resulted in deferred financing cost of $132,000, which is included in our balance sheet at September 30, 2026 at $93,743 after amortization in the nine months ending September 30, 2026 of $16,543, and which resulted in an increase to capital of $120,000 on December 31, 2024 and $12,000 on March 1, 2025. The interest of 8.25% was paid in quarterly increments in 2025, and will be included in monthly payments of $10,119 including principal in 2026.

On May 1, 2026 the Company entered into a loan agreement for $500,000 with its CFO and Board Chairman. The loan initially bore interest at 10.5% per annum. The interest rate is subject to adjustment based on changes in the prime rate. If the prime rate, as published in the Eastern edition of The Wall Street Journal on the last business day of any calendar quarter beginning June 30, 2026 (the “Published Rate”), exceeds 6.75%, the interest rate on the note will increase for the remaining term by the amount of such excess. Any subsequent increases in the Published Rate will result in corresponding increases in the interest rate. The Published Rate on September 30, 2026 was 7.00%, and accordingly the interest rate on the note increased to 10.75% per annum effective October 1, 2026. Interest only payments of $4,375 were due monthly from May 31, 2026 through September 30, 2026, and interest only payments of $4,479 are due monthly from October 31, 2026 through December 31, 2026. Beginning January 31, 2027, the loan will be paid over five years with equal monthly payments of principal and interest of $10,809, at which time the note will be paid in full. The loan is secured by substantially all assets of the Company, including its building, and is subordinate to the prior perfected security interest held by UMB (formerly Citywide Banks).

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

We have traditionally funded working capital needs through product sales and close management of working capital components of our business. Historically, we have also received cash from private offerings of our common stock, warrants to purchase shares of our common stock, and notes. In July, 2024 we completed a private placement of 210,000 shares of our common stock at $3.80 per share for a total raise of $798,000 with a related party. On December 31, 2024, we completed the issuance of a six year subordinated debenture for $750,000 with a third party. On March 1, 2025, we completed the issuance of a 70-month subordinated debenture for $75,000 with a third party. In our earlier years, we incurred quarter to quarter operating losses to develop current product applications, utilizing a number of proprietary and patent-pending technologies. Between 2002 and 2020, we were consistently profitable, due to stabilization and then growth in our core breathalyzer products. Our recent net losses in 2024 and 2025 reflect a deliberate investment in the development of our SpinDetect™ platform rather than a deterioration of our core breathalyzer business, which has remained stable. We believe our core product and services business, at current revenue levels, is capable of supporting ongoing operations on a cost-reduced basis. We intend to continue managing costs carefully while advancing SpinDetect™ toward its anticipated commercial launch later in 2027. If the development or market acceptance of SpinDetect™ takes longer than expected, or if we require additional capital to support commercialization, we may seek additional financing through equity or debt offerings.

During the nine months ended September 30, 2026, net cash used in operating activities was $14,618, reflecting the net loss partially offset by non-cash charges and working capital changes. Net cash used in investing activities was $217,111, primarily for equipment purchases. Net cash provided from financing activities was $416,267, consisting primarily of $500,000 in proceeds from a new related-party term loan, partially offset by scheduled principal payments on our term loan and subordinated debentures.

As of September 30, 2026, cash and cash equivalents were $930,539, trade accounts receivable were $785,442 and current liabilities were $1,150,471 resulting in net liquid assets of $565,510.  We believe our core breathalyzer business has remained fundamentally sound and, together with the anticipated commercialization of SpinDetect™, provides a reasonable basis for a return to profitability. However, if revenues from our core business do not grow as expected, if the commercialization of SpinDetect™ is delayed or requires more capital than anticipated, or if general economic conditions deteriorate, we may be required to seek additional sources of capital and/or to implement further cost reduction measures, as necessary.

Equipment expenditures during the nine months ended September 30, 2026 consisting of SpinDetect™ related and other equipment $217,111 compared to $350,156 in the first nine months of 2025. No patent application costs were incurred during either period. As development of SpinDetect™ progresses, and as normal wear and tear of equipment occurs, we expect to incur outlays for equipment and patent filings in 2026 and beyond.

We generally provide a standard one-year limited warranty on materials and workmanship to our customers.  We provide for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying statements of operations. For the nine months ended September 30, 2026 and 2025, warranty costs were not deemed significant.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

(b)       Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2026, we did not sell any unregistered equity securities, and neither the Company nor any affiliated purchaser purchased any of our equity securities.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

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

LIFELOC TECHNOLOGIES, INC.

November 13, 2026	By:	/s/ Wayne R. Willkomm
Date		Wayne R. Willkomm, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

November 13, 2026	By:	/s/ Michelle Heim
Date		Michelle Heim Controller (Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Date Filed	Number	Herewith
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002				X
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes—Oxley Act Of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

